Form 10-Q
period 1999-06-30
AVALON CABLE LLC; AVALON CABLE OF MICHIGAN INC/; AVALON CABLE OF MICHIGAN HOLDINGS INC; AVALON CABLE HOLDINGS FINANCE INC
filed 1999-08-16
CIK 1082692, 1041855, 1063700, 1082699

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark one)
                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934.

                  For the quarterly period ended June 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number 333-75415

                                AVALON CABLE LLC
             (Exact name of registrant as specified in its charter)

      Delaware                        4813                     13-4029965
(State or other jurisdiction   (Primary Standard            (I.R.S. Employer
of incorporation or            Industrial Classification    Identification No.)
organization)                  Code Number)


                       AVALON CABLE HOLDINGS FINANCE, INC.
          Delaware                        4813                    13-4029969
(State or other jurisdiction   (Primary Standard            (I.R.S. Employer
of incorporation or            Industrial Classification    Identification No.)
organization)                  Code Number)


                     AVALON CABLE OF MICHIGAN HOLDINGS, INC.
          Delaware                        4813                  04-3423309
(State or other jurisdiction   (Primary Standard            (I.R.S. Employer
of incorporation or            Industrial Classification    Identification No.)
organization)                  Code Number)


                         AVALON CABLE OF MICHIGAN, INC.
        Pennsylvania                      4813                   23-2566891
(State or other jurisdiction   (Primary Standard            (I.R.S. Employer
of incorporation or            Industrial Classification    Identification No.)
organization)                  Code Number)


                          800 Third Avenue, Suite 3100
                            New York, New York 10022
                            Telephone: (212) 421-0600


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes . No x .

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                                  PAGE NO.

Item 1.        Financial Statements

               Avalon Cable LLC and Subsidiaries
                 Consolidated Balance Sheet as of December 31, 1998 and June 30,
                 1999 ...................................................................  1
                 Consolidated Statement of Operations for the three and six months ended June 30, 1999 and 1998 ....................................  2
                 Consolidated Statement of Changes in Members' Interest for the six
                 months ended June 30, 1999 and 1998 ....................................  3
                 Consolidated Statement of Cash Flows for the six
                 months ended June 30, 1999 .............................................  4
                 Notes to Consolidated Financial Statements .............................  5

               Avalon Cable of Michigan Holdings, Inc. and Subsidiaries
                 Consolidated Balance Sheet as of December 31, 1998 and June 30, 1999....  9
                 Consolidated Statement of Operations for the three and six month periods ended June 30, 1999 and 1998 ............................. 10
                 Consolidated Statement of Changes in Members' Interest for
                 the six months ended June 30, 1999 ..................................... 11
                 Consolidated Statement of Cash Flows for the six-month periods ended June 30, 1999 and 1998 ........................................... 12
                 Notes to Consolidated Financial Statements ............................. 13

               Avalon Cable of Michigan, Inc. and Subsidiaries
                 Consolidated Balance Sheet as of December 31, 1998 and June
                 30, 1999 ............................................................... 17
                 Consolidated Statement of Operations for the three and six month periods ended June 30, 1999 and 1998 ............................. 18
                 Consolidated Statement of Changes in Shareholders' Equity for
                 the six months ended June 30, 1999 ..................................... 19
                 Consolidated Statement of Cash Flows for the six-month periods ended June 30, 1999 and 1998 ........................................... 20
                 Notes to Consolidated Financial Statements ............................. 21

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations .................................................... 25

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings ........................................................ 32
Item 2.        Changes in Securities and Use of Proceeds ................................ 32
Item 3.        Defaults Upon Senior Securities .......................................... 32
Item 4.        Submission of Matters to a Vote of Security Holders ...................... 32
Item 5.        Other Information ........................................................ 32
Item 6.        Exhibits and Reports on Form 8-K ......................................... 32

               SIGNATURES ............................................................... 33

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

                                 AVALON CABLE LLC AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEET
                                          (In thousands)

                                                                                   December 31,   June 30,
                                                                                       1998        1999
                                                                                    --------    --------
                                                                                               (unaudited)
Assets
Current assets
  Cash                                                                              $  9,288    $  3,457
  Subscriber receivables, net of allowance for doubtful accounts of 943 and 1,509      5,862       6,158
  Accounts receivable--affiliate                                                         124          --
  Deferred income taxes                                                                  479          --
  Prepaid expenses and other current assets                                              580         415
                                                                                    --------    --------

          Total current assets                                                        16,333      10,030
  Property, plant and equipment, net                                                 111,421     116,587
  Intangible assets, net                                                             462,117     470,041
  Other assets                                                                           227          32
                                                                                    --------    --------

          Total assets                                                              $590,098    $596,690
                                                                                    ========    ========


Liabilities and Members' Interest
Current liabilities
  Current portion of notes payable                                                  $     20    $     25
  Accounts payable and accrued expenses                                               11,646      13,983
  Accounts payable, net--affiliate                                                     2,023       3,160
  Deferred revenue                                                                     3,171       3,136
                                                                                    --------    --------

          Total current liabilities                                                   16,860      20,304
  Note payable, net of current portion                                               402,949     446,079
  Note payable--affiliate                                                              3,341          --
  Deferred income taxes                                                                1,841          --
                                                                                    --------    --------

          Total liabilities                                                          424,991     466,383
                                                                                    --------    --------

Commitments and contingencies (Note 5)
Minority Interest                                                                     13,855          --
                                                                                    --------    --------

Members' Interest
  Members' capital                                                                   166,630     166,630
  Accumulated deficit                                                                (15,378)    (36,323)
                                                                                    --------    --------

          Total members' interest                                                    151,252     130,307
                                                                                    --------    --------

          Total liabilities and members' interest                                   $590,098    $596,690
                                                                                    ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                        AVALON CABLE LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (In thousands)

                                              For the Three Months Ended    For the Six Months Ended
                                                June 30,     June 30,       June 30,   June 30,
                                                  1999        1998           1999        1998
                                                --------    --------       --------    --------
                                                    (Unaudited)                 (Unaudited)
Revenue
         Basic services                         $ 22,038    $    131       $ 42,064   $     131
         Premium services                          2,079          15          4,079          15
         Other                                     3,075           8          5,626           8
                                                --------    --------       --------    --------
                     Total revenues               27,192         154         51,769         154

Operating expenses
         Selling, general and administrative       5,343          21          9,544          21
         Programming                               7,146          39         13,966          39
         Technical and operations                  3,132          17          5,932          17
         Depreciation and amortization            11,257          53         22,096          53
                                                --------    --------       --------    --------
Income from operations                               314          24            231          24

Other income (expense)
         Interest income                             409        --              708        --
         Interest expense                        (11,516)         (5)       (23,246)         (5)
                                                --------    --------       --------    --------
Income (loss) before income taxes                (10,793)         19        (22,307)         19
Benefit from income taxes                           --          --            1,362        --
                                                --------    --------       --------    --------
         Net income(loss)                       $(10,793)   $     19       $(20,945)   $     19
                                                ========    ========       ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                AVALON CABLE LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' INTEREST
                               (In thousands, except share amounts)

                                                  For the Six Months Ended June 30, 1999 (unaudited)
                                   -------------------------------------------------------------------------
                                            Class A                Class B-1                         Total
                                   -----------------------  ---------------------    Accumulated    Members'
                                       Units         $         Units        $         Deficit      Interest
                                   ------------ ----------  ---------- ---------- -------------- -----------

Balance, December 31, 1998              45,000    $45,000     575,690   $121,630      $(15,378)    $151,252
Net loss for the six months ended
 June 30, 1999                               -          -           -          -       (20,945)    (20,945)
                                   ------------ ----------  ---------- ---------- -------------- -----------
Balance, June 30, 1999                  45,000    $45,000     575,690   $121,630      $(36,323)    $130,307
                                   ============ ==========  ========== ========== ============== ===========


The accompanying notes are an integral part of these consolidated financial statements.

                        AVALON CABLE LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                              For the Six   For the Six
                                                                                              Months Ended  Months Ended
                                                                                                June 30,      June 30,
                                                                                                 1998          1999
                                                                                              -----------   -----------
                                                                                              (Unaudited)   (Unaudited)

Cash flows from operating activities
     Net income (loss)                                                                         $     19    $(20,945)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities
           Depreciation and amortization                                                             53      22,096
           Accretion of Senior Discount Notes                                                      --         6,630
     Net change in certain assets and liabilities, net of business acquisitions
           Decrease in subscriber receivables                                                        22         247
           (Increase) decrease in prepaid expenses and other assets                                 (16)        240
           Increase in accounts payable and accrued expenses                                        152       2,440
           Increase in accounts payable, net--affiliate                                            --         1,000
           Decrease in deferred revenues                                                           (152)        (35)
           Decrease in deferred income taxes, net                                                  --        (1,362)
                                                                                               --------    --------
                            Net cash provided by operating activities                                78      10,311
                                                                                               --------    --------
Cash flow from investing activities
     Additions to property, plant and equipment                                                    (101)     (9,881)
     Payment for acquisitions, net                                                               (8,187)    (39,420)
                                                                                               --------    --------
                            Net cash used in investing activities                                (8,288)    (49,301)
                                                                                               --------    --------
Cash flow from financing activities
     Increase (decrease) in note payable--affiliate                                                 733      (3,341)
     Capital contribution                                                                         1,062        --
     Proceeds from the issuance of the Credit Facility                                            6,700      36,500
                                                                                               --------    --------
                            Net cash provided by financing activities                             8,495      33,159
                                                                                               --------    --------
Net increase (decrease) in cash                                                                     285      (5,831)
Cash at beginning of the period                                                                    --         9,288
                                                                                               --------    --------
                            Cash at end of the period                                          $    285    $  3,457
                                                                                               ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                         AVALON CABLE, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands except per share data)

1.       Description of Business

    Avalon Cable LLC ("the Company"), and its wholly-owned subsidiaries Avalon Cable Holdings Finance, Inc. ("Avalon Holdings Finance") and Avalon Cable of Michigan LLC ("Avalon Michigan"), were formed in October 1998, pursuant to the laws of the State of Delaware, as a wholly-owned subsidiary of Avalon Cable of New England Holdings, Inc. ("Avalon New England Holdings").

    On November 6, 1998, Avalon New England Holdings contributed its 100% interest in Avalon Cable of New England LLC ("Avalon New England") to the Company in exchange for a membership in the Company. This contribution was between entities under common control and was accounted for similar to a pooling-of-interests. Under the pooling-of-interests method, the results of operations for the Company include the results of operations from the date of inception (September 4, 1997) of Avalon New England. On November 6, 1998, the Company received $63,000 from affiliated entities, which was comprised of (i) a $45,000 capital contribution by Avalon Investors LLC ("Avalon Investors") and
(ii) an $18,000 promissory note from Avalon Cable Holdings LLC ("Avalon Holdings"), which was used to make a $62,800 cash contribution to Avalon New England.

    The cash contribution received by Avalon New England was used to (i) extinguish existing indebtedness of $29,600 and (ii) fund a $33,200 loan to Avalon Cable Finance, Inc. which matures on December 31, 2001.

    On December 10, 1998, the Company received a dividend distribution from Avalon New England in the amount of $18,206, which was used by the Company to pay off the promissory note payable to Avalon Holdings, plus accrued interest.

    Avalon Cable of Michigan, Inc. was formed in June 1998, pursuant to the laws of the state of Delaware, as a wholly-owned subsidiary of Avalon Cable of Michigan Holdings, Inc. ("Michigan Holdings"). On June 3, 1998, Avalon Cable of Michigan, Inc. entered into an Agreement and Plan of Merger (the "Agreement") among Avalon Cable of Michigan, Inc., Michigan Holdings and Cable Michigan, Inc. ("Cable Michigan"), pursuant to which Avalon Cable of Michigan, Inc. will merge into Cable Michigan and Cable Michigan will become a wholly-owned subsidiary of Michigan Holdings (the "Merger"). As part of the Merger, the name of Cable Michigan was changed to Avalon Cable of Michigan, Inc.

    In accordance with the terms of the Agreement, each share of common stock, par value of $1.00 per share ("common stock"), of Cable Michigan outstanding prior to the effective time of the Merger (other than treasury stock, shares owned by Michigan Holdings or its subsidiaries, or shares as to which dissenters' rights have been exercised) shall be converted into the right to receive $40.50 in cash (the "Merger Consideration"), subject to certain possible closing adjustments.

    In conjunction with the acquisition of Cable Michigan, Avalon Cable of Michigan, Inc. acquired Cable Michigan's 62% ownership interest in Mercom, Inc. ("Mercom").

    On November 6, 1998, Avalon Cable of Michigan, Inc. completed its Merger. The total consideration payable in conjunction with the Merger, including fees and expenses is $431,629, including repayment of all existing Cable Michigan indebtedness and accrued interest of $135,205. Subsequent to the Merger, the arrangements with RCN and CTE for certain support services were terminated. The Agreement also permitted Avalon Cable of Michigan, Inc. to agree to acquire the remaining shares of Mercom that it did not own.

    Michigan Holdings contributed $137,375 in cash to Avalon Cable of Michigan, Inc., which was used to consummate the Merger. On November 5, 1998, Michigan Holdings received $105,000 in cash in exchange for promissory notes to lenders (the "Bridge Agreement"). On November 6, 1998, Michigan Holdings contributed the proceeds received from the Bridge Agreement and an additional $35,000 in cash to Avalon Cable of Michigan, Inc. in exchange for 100 shares of common stock.

    On March 26, 1999, the Company completed a series of transactions to facilitate certain aspects of its financing between affiliated companies under common control. As a result of these transactions:

                         AVALON CABLE, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands except per share data)

    o Avalon Cable of Michigan Inc. contributed its assets and liabilities, excluding deferred tax liabilities, net to the Company in exchange for an approximate 88% voting interest in the Company, which then transferred those assets and liabilities to its wholly-owned subsidiary Avalon Michigan;

    o Avalon Michigan now operates the Michigan cluster, replacing Avalon Cable of Michigan, Inc;

    o Avalon Cable of Michigan Holdings, Inc. ceased to be an obligor on the senior discount notes and together with Avalon Cable of Michigan, Inc. became a guarantor of the obligations of the Company under the senior discount notes;

    o Avalon Michigan became an additional obligor on the Senior Subordinated Notes replacing Avalon Cable of Michigan, Inc.; and

    o Avalon Cable of Michigan, Inc. ceased to be an obligor on the Senior Subordinated Notes and the credit facility and became a guarantor of the obligations of Avalon Michigan under the Senior Subordinated Notes and the credit facility.

    As a result of the reorganization between entities under common control, the Company accounted for the reorganization similar to a pooling-of-interests. Under the pooling-of-interests method, the results of operations for the Company include the results of operations from the date of inception (September 4, 1998) of Avalon New England and the date of acquisition of the completed acquisitions.

    Avalon New England and Avalon Michigan provide cable service to the western New England area and the state of Michigan, respectively. Avalon New England and Avalon Michigan's cable systems offer customer packages of basic and premium cable programming services which are offered at a per channel charge or are packaged together to form a tier of services offered at a discount from the combined channel rate. Avalon New England and Avalon Michigan's cable systems also provide premium cable services to their customers for an extra monthly charge. Customers generally pay initial connection charges and fixed monthly fees for cable programming and premium cable services, which constitute the principle sources of revenue for Avalon New England and Avalon Michigan.

    Avalon Holdings Finance was formed for the sole purpose of facilitating financings associated with the acquisitions of various cable operating companies. Avalon Holdings Finance conducts no other activities.

2.       Basis of Presentation

    Pursuant to the rules and regulations of the Securities and Exchange Commission, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

    The consolidated financial statements herein include the accounts of the Company and its wholly-owned subsidiaries.

    These condensed financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1998 and notes thereto as included in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission ("SEC") and declared effective with the SEC on July 22, 1999.

    The financial statements as of June 30,1999 and for the three and six month periods ended June 30,1999 and 1998 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments except for the acquisition of Cross Country Cable, LLC ("Cross Country"), Nova Cablevision, Inc., Nova Cablevision VI, L.P. and Nova Cablevision VII, L.P. ("Nova Cable"), Novagate Communication Corporation ("Novagate"), Traverse Internet, R/Com. L.C., the Mercom merger and the contribution of assets and liabilities by Avalon Cable of Michigan, Inc.) necessary to present fairly the financial information included therein.

                         AVALON CABLE, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands except per share data)

3.       Merger and Acquisitions

    The Merger agreement between Michigan Holdings and Avalon Cable of Michigan, Inc. permitted Avalon Cable of Michigan, Inc. to agree to acquire the 1,822,810 shares (approximately 38% of the outstanding stock) of Mercom that it did not own (the "Mercom Acquisition"). On September 10, 1998 Avalon Cable of Michigan, Inc. and Mercom entered into a definitive agreement (the "Mercom Merger Agreement") providing for the acquisition by Avalon Cable of Michigan, Inc. of all of such shares at a price of $12.00 per share. Avalon Cable of Michigan, Inc. completed this acquisition in March 1999. The total estimated consideration paid in conjunction with the Mercom Acquisition, excluding fees and expenses was $21,900. The purchase price was allocated as follows: approximately $13,800 to the elimination of minority interest, $1,170 to property, plant and equipment, $6,700 to cable franchises and the excess of consideration paid over the fair market value of the net assets acquired, or goodwill, of $240.

    In March 1999, Avalon Cable of Michigan, Inc. acquired the cable television systems of Nova Cable for approximately $7,800, excluding transaction fees.

    On January 21, 1999, the Company through its subsidiary, Avalon New England, acquired Novagate for a purchase price of $2,900.

    On March 26, 1999, the Company through its subsidiary, Avalon Michigan, acquired the assets of R/Com, L.C., for a total purchase price of approximately $450.

    In January 1999, the Company acquired all of the issued and outstanding common Stock of Cross Country for a purchase price of approximately $2,500, excluding transaction fees.

    On April 1, 1999, the Company, through its subsidiary, Avalon New England, acquired Traverse Internet for $2,400.

    The acquisitions have been accounted for as purchases and the results of the companies acquired have been included in the accompanying financial statements since their acquisition dates. Accordingly, the consideration was allocated to the net assets based on their respective fair market values. The excess of the consideration paid over the estimated fair market values of the net assets acquired was $12,940 and is being amortized using the straight line method over 15 years.

    In July 1999, Avalon New England purchased all of the cable systems of Taconic Technology Corporation for approximately $8,525 (excluding transaction fees).

4.       Income Taxes

    Upon the closure of the Mercom merger, Mercom was dissolved as a separate taxable entity which resulted in a changed in tax status from a taxable entity to a nontaxable entity. As a result, the Company recognized a tax benefit of $1,362 in its results of operations and eliminated its deferred taxes, net in the balance sheet.

5.       Commitments and Contingencies

    In connection with the acquisition of Mercom, former shareholders of Mercom holding approximately 731,894 Mercom common shares or approximately 15.3% of all outstanding Mercom common shares gave notice of their election to exercise appraisal rights as provided by Delaware law. On July 2, 1999, former shareholders of Mercom holding 535,501 shares of Mercom common stock filed a petition for appraisal of stock in the Court of Chancery in the State of Delaware. With respect to 209,893 of the total number of shares for which the Company received notice, the Company received the notice of election from beneficial holders of Mercom common shares and not from holders of record. The Company believes that the notice with respect to the 209,893 shares did not comply with Delaware law and is ineffective. The Company cannot predict at this time the effect of the elections to exercise appraisal rights on the Company since the Company does not know the extent to which these former shareholders will continue to pursue appraisal

                         AVALON CABLE, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands except per share data)

rights under Delaware law or choose to abandon these efforts and accept the consideration payable in the Mercom merger. If these former shareholders continue to pursue their appraisal rights and if a Delaware court were to find that the fair value of the Mercom common shares, exclusive of any element of value arising from our acquisition of Mercom, exceeded $12.00 per share, the Company would have to pay the additional amount for each Mercom common share to the appraisal subject to the appraisal proceedings together with a fair rate of interest. The Company could be ordered by the Delaware court to pay reasonable attorney's fees and the fees and expenses of experts for the shareholders. In addition, the Company would have to pay their own litigation costs. The Company has already provided for the consideration of $12.00 per Mercom common share due under the terms of our merger with Mercom with respect to these shares but has not provided for any additional amounts or costs. The Company can provide no assurance as to what a Delaware court would find in any appraisal proceeding or when this matter will be resolved. Accordingly, the Company cannot assure you that the ultimate outcome would not have a material adverse effect on the Company.

    The Company is subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended, and the Telecommunications Act of 1996. The Company has either settled challenges or accrued for anticipated exposures related to rate regulation; however, there is no assurance that there will not be further additional challenges to its rates.

    In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

6.       Pending Merger

    In May 1999, the Company signed an agreement with Charter Communications, Inc. ("Charter Communications") under which Charter Communications agreed to purchase Avalon Cable LLC's cable television systems and assume some of their debt. The acquisition by Charter Communication is subject to regulatory approvals. The Company expects to consummate this transaction in the fourth quarter of 1999.

    This agreement, if closed, would constitute a change in control under the Indenture pursuant to which the Senior Subordinated Notes and the Senior Discount Notes (collectively, the "Notes") were issued. The Indenture provides that upon the occurrence of a change of control of the Company (a "Change of Control") each holder of the Notes has the right to require the Company to purchase all or any part (equal to $1,000 or an integral multiple thereof) of such holder's Notes at an offer price in cash equal to 101% of the aggregate principal amount thereon (or 101% of the accreted value for the Senior Discount Notes as of the date of purchase if prior to the full accretion date) plus accrued and unpaid interest and Liquidated Damages (as defined in the Indenture) thereof, if any, to the date of purchase.

    This agreement, if closed, would represent a Change of Control which, on the closing date, constitutes an event of default under the Credit Facility giving the lender the right to terminate the credit commitment and declare all amounts outstanding immediately due and payable. Charter Communications has agreed to repay all amounts due under the Credit Facility or cause all events of default under the Credit Facility arising from the Change of Control to be waived.

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                                       December 31,   June 30,
                                                                                           1998         1999
                                                                                         ---------    ---------
                                                                                                     (Unaudited)
Assets
Current assets
        Cash                                                                             $   9,288    $   3,457
        Accounts receivable, net of allowance for doubtful accounts of $943 and $1,509       5,862        6,158
        Prepayments and other current assets                                                 1,388        1,121
        Accounts receivable from related parties                                               124         --
        Deferred income taxes                                                                  377         --
                                                                                         ---------    ---------
               Total current assets                                                         17,039       10,736
        Property, plant and equipment, net                                                 111,421      116,587
        Intangible assets, net                                                             462,117      470,041
        Deferred charges and other assets                                                    1,302        1,107
                                                                                         ---------    ---------
               Total assets                                                              $ 591,879    $ 598,471
                                                                                         =========    =========
Liabilities and Shareholders' Equity
Current liabilities
        Current portion of notes payable                                                 $      20    $      25
        Accounts payable and accrued expenses                                               11,646       13,983
        Advance billings and customer deposits                                               3,171        3,136
        Accounts payable--affiliate                                                          2,023        3,160
                                                                                         ---------    ---------
               Total current liabilities                                                    16,860       20,304
        Long-term debt                                                                     402,949      446,079
        Notes payable--affiliate                                                             3,341         --
        Deferred income taxes                                                               80,811       70,152
                                                                                         ---------    ---------
               Total liabilities                                                           503,961      536,535
                                                                                         ---------    ---------
Commitments and contingencies (Note 5)
Minority Interest                                                                           61,836       45,627
                                                                                         ---------    ---------
Stockholders' equity
        Common stock                                                                          --           --
        Additional paid-in capital                                                          35,000       35,000
        Accumulated deficit                                                                 (8,918)     (18,691)
                                                                                         ---------    ---------
               Total stockholders' equity                                                   26,082       16,309
                                                                                         ---------    ---------
               Total liabilities and shareholders' equity                                $ 591,879    $ 598,471
                                                                                         =========    =========

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (In thousands)

                                              For the Three Months Ended   For the Six Months Ended
                                                  June 30,       June 30,   June 30,   June 30,
                                                   1999           1998        1999        1998
                                                   --------    --------    --------    --------
                                                        (Unaudited)             (Unaudited)
Revenue
         Basic services                            $ 22,038    $    131    $ 42,064    $    131
         Premium services                             2,079          15       4,079          15
         Other                                        3,075           8       5,626           8
                                                   --------    --------    --------    --------
                  Total revenues                     27,192         154      51,769         154
Operating expenses
         Selling, general and administrative          5,343          21       9,544          21
         Programming                                  7,146          39      13,966          39
         Technical and operations                     3,132          17       5,932          17
         Depreciation and amortization               11,257          53      22,096          53
                                                   --------    --------    --------    --------
Income from operations                                  314          24         231          24
Other income (expense)
         Interest income                                409        --           708        --
         Interest expense                           (11,516)         (5)    (23,246)         (5)
                                                   --------    --------    --------    --------
Loss before income taxes                            (10,793)         19     (22,307)         19
Benefit from income taxes                             3,988        --        10,180        --
                                                   --------    --------    --------    --------
Income (loss) before minority interest               (6,805)         19     (12,127)         19
Minority interest in loss of consolidated entity      1,213        --         2,354        --
                                                   --------    --------    --------    --------
Net income (loss)                                  $ (5,592)   $     19    $ (9,773)   $     19
                                                   ========    ========    ========    ========

                    AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                              (In thousands, except share amounts)

                            For the Six Months Ended June 30, 1999 (unaudited)
                          ------------------------------------------------------------
                             Common              Additional                Total
                             Shares    Common     Paid-In   Accumulated Shareholders'
                          Outstanding  Stock      Capital    Deficit       Equity
                          ----------  --------    --------   --------    --------
Balance, December 31, 1998   100     $   --      $ 35,000   $ (8,918)   $ 26,082

Net loss for the six
 months ended June 30, 1999   --         --            --     (9,773)     (9,773)
                             -----   --------    --------   --------    --------
Balance, June 30, 1999       100     $   --      $ 35,000   $(18,691)   $ 16,309
                             =====   ========    ========   ========    ========

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                                 For the Six   For the Six
                                                                                                 Months Ended  Months Ended
                                                                                                  June 30,       June 30,
                                                                                                    1998           1999
                                                                                                 ------------  ------------
                                                                                                 (Unaudited)   (Unaudited)
Cash flows from operating activities
        Net income (loss)                                                                         $     19     $(9,773)
        Adjustments to reconcile net income (loss) to net cash provided by operating activities
              Depreciation and amortization                                                             53      22,096
              Accretion of Senior Discount Notes                                                      --         6,630
              Decrease in minority interest                                                           --        (2,354)
        Net change in certain assets and liabilities, net of business acquisitions
              Decrease in accounts receivables                                                          22         247
              (Increase) decrease in prepayment and other assets                                       (16)        342
              Increase in accounts payable and accrued expenses                                        152       2,440
              Decrease in deferred revenue                                                            (152)        (35)
              Increase in accounts payable, net--affiliate                                            --         1,000
              Decrease in deferred income taxes, net                                                  --       (10,282)
                                                                                                  --------    --------
                    Net cash provided by operating activities                                           78      10,311
                                                                                                  --------    --------
Cash flow from investing activities
        Additions to property, plant and equipment                                                    (101)     (9,881)
        Payment for acquisitions, net                                                               (8,187)    (39,420)
                                                                                                  --------    --------
                    Net cash used in investing activities                                           (8,288)    (49,301)
                                                                                                  --------    --------
Cash flow from financing activities
        Increase (decrease) in note payable--affiliate                                                 733      (3,341)
        Capital contribution                                                                         1,062        --
        Proceeds from the issuance of the Credit Facility                                            6,700      36,500
                                                                                                  --------    --------
                    Net cash provided by financing activities                                        8,495      33,159
                                                                                                  --------    --------
Net increase (decrease) in cash                                                                        285      (5,831)
Cash at beginning of the period                                                                       --         9,288
                                                                                                  --------    --------
                    Cash at end of the period                                                     $    285    $  3,457
                                                                                                  ========    ========

The accompanying notes are an integral part off these consolidated financial statements.










            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands except per share data)



1.       Description of Business

    Avalon Cable of Michigan Holdings, Inc. ("the Company") was formed in June 1998, pursuant to the laws of the state of Delaware. Avalon Cable of Michigan Inc. ("Avalon Michigan") was formed in June 1998, pursuant to the laws of the state of Delaware as a wholly-owned subsidiary of the Company. On June 3, 1998, Avalon Michigan entered into an Agreement and Plan of Merger (the "Agreement") among the Company, Cable Michigan, Inc. ("Cable Michigan") and Avalon Michigan, pursuant to which Avalon Michigan will merge into Cable Michigan and Cable Michigan will become a wholly-owned subsidiary of the Company (the "Merger").

    In accordance with the terms of the Agreement, each share of common stock, par value $1.00 per share ("common stock"), of Cable Michigan outstanding prior to the effective time of the Merger (other than treasury stock, shares owned by the Company or its subsidiaries, or shares as to which dissenters' rights have been exercised) shall be converted into the right to receive $40.50 in cash (the "Merger Consideration"), subject to certain possible closing adjustments.

    In conjunction with the acquisition of Cable Michigan, Avalon Michigan acquired Cable Michigan's 62% ownership interest in Mercom, Inc. ("Mercom").

    On November 6, 1998, Avalon Michigan completed its merger into and with Cable Michigan. The total consideration paid in conjunction with the Merger, including fees and expenses was $431,629, including repayment of all existing Cable Michigan indebtedness and accrued interest of $135,205. The Agreement also permitted Avalon Michigan to agree to acquire the remaining shares of Mercom that it did not own.

    The Company contributed $137,375 in cash to Avalon Michigan, which was used to consummate the Merger. On November 5, 1998, the Company received $105,000 in cash in exchange for promissory notes to lenders (the "Bridge Agreement"). On November 6, 1998, the Company contributed the proceeds received from the Bridge Agreement and an additional $35,000 in cash to Avalon Michigan in exchange for 100 shares of common stock.

     On November 6, 1998, Avalon Cable of New England Holdings, Inc. contributed its 100% interest in Avalon Cable of New England LLC ("Avalon New England") to Avalon Cable LLC in exchange for a membership interest in Avalon Cable LLC. This contribution was between entities under common control and was accounted for similar to a pooling-of-interests. Under this pooling-of-interests method, the results of operations for the Company include the results of operations from the date of inception (September 4, 1997) of Avalon New England. On November 6, 1998, Avalon Cable LLC received $63,000 from affiliated entities, which was comprised of (i) a $45,000 capital contribution by Avalon Investors, LLC ("Avalon Investors") and (ii) a $18,000 promissory note from Avalon Cable Holdings LLC ("Avalon Holdings"), which was used to make a $62,800 cash contribution to Avalon New England.

    The cash contribution received by Avalon New England was used to (i) extinguish existing indebtedness of $29,600 and (ii) fund a $33,200 loan to Avalon Cable Finance, Inc. which matures on December 31, 2001.

    On December 10, 1998, Avalon Cable LLC received a dividend distribution from Avalon New England in the amount of $18,206, which was used by Avalon Cable LLC to pay off the promissory note payable to Avalon Holdings, plus accrued interest.

    On March 26, 1999, after the acquisition of Mercom, the Company completed a series of transactions to facilitate certain aspects of its financing between affiliated entities under common control. As a result of these transactions:

    o The Company contributed the Senior Discount Notes and associated debt finance costs to Avalon Cable LLC and became a guarantor of the Senior Discount Notes;

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands except per share data)



    o Avalon Michigan contributed its assets and liabilities, excluding deferred tax liabilities, net to Avalon Cable LLC in exchange for an approximate 88% voting interest in Avalon Cable LLC. Avalon Cable LLC contributed these assets and liabilities, excluding the Senior Discount Notes and associated debt finance costs, to its wholly-owned subsidiary, Avalon Cable of Michigan LLC;

    o Avalon Cable of Michigan LLC has become the operator of the Michigan cluster replacing Avalon Michigan;

    o Avalon Cable of Michigan LLC is an obligor on the Senior Subordinated Notes replacing Avalon Michigan; and

    o Avalon Michigan is a guarantor of the obligations of Avalon Cable of Michigan LLC under the Senior Subordinated Notes. Avalon Michigan does not have significant assets, other than its 88% investment in Avalon Cable LLC at June 30, 1999.

    As a result of this reorganization between entities under common control, the Company accounted for the reorganization similar to a polling-of-interests. Under the pooling-of-interests method, the results of operations include the results of operations from the earliest date that a member becomes a part of the control group by inception or acquisition. For the Company, the results of operations are from the date of inception (September 4, 1997) for Avalon New England, a wholly-owned subsidiary of Avalon Cable LLC.

    The Company has a majority interest in Avalon Cable LLC. Avalon Cable LLC wholly owns Avalon Cable Holdings Finance, Inc., Avalon New England and Avalon Cable of Michigan LLC.

    Avalon Cable of Michigan LLC and Avalon New England provide cable services to various areas in Michigan and New England, respectively. Avalon New England and Avalon Cable of Michigan LLC's cable systems offer customer packages for basic cable programming services which are offered at a per channel charge or packaged together to form a tier of services offered at a discount from the combined channel rate. Avalon New England and Avalon Cable of Michigan LLC's cable systems also provide premium cable services to their customers for an extra monthly charge. Customers generally pay initial connection charges and fixed monthly fees for cable programming and premium cable services, which constitute the principal sources of revenue for the Company.

    Avalon Cable Holdings Finance, Inc. was formed for the sole purpose of facilitating financings associated with the acquisition of various cable operating companies. Avalon Cable Holdings Finance, Inc. conducts no other activities.

2.       Basis of Presentation

    Pursuant to the rules and regulations of the Securities and Exchange Commission, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

    These condensed financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1998 and notes thereto as included in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission ("SEC") and declared effective with the SEC on July 22, 1999.

    The financial statements as of June 30,1999 and for the three and six month periods ended June 30, 1999 and 1998 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments except for the acquisition of Cross Country Cable, LLC ("Cross Country"), Nova Cablevision, Inc., Nova Cablevision VI, L.P. and Nova

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands except per share data)



Cablevision VII, L.P. ("Nova Cable"), Novagate Communication Corporation ("Novagate"), Traverse Internet, R/Com, L.C., the Mercom merger and the contribution of assets and liabilities by Avalon Michigan) necessary to present fairly the financial information included therein.

3.       Merger and Acquisitions

    The Merger agreement between the Company and Avalon Michigan permitted Avalon Michigan to agree to acquire the 1,822,810 shares (approximately 38% of the outstanding stock) of Mercom that it did not own (the "Mercom Acquisition"). On September 10, 1998, Avalon Michigan and Mercom entered into a definitive agreement (the "Mercom Merger Agreement") providing for the acquisition by Avalon Michigan of all of such shares at a price of $12.00 per share. Avalon Michigan completed this acquisition in March 1999. The total estimated consideration payable in conjunction with the Mercom Acquisition, excluding fees and expenses was $21,900. The purchase price was allocated as follows: approximately $13,800 to the elimination of minority interest, $1,170 to property, plant and equipment, $6,700 to cable franchises and the excess of consideration paid over the fair market value of the net assets acquired, or goodwill, of $240.

    In March 1999, Avalon Cable of Michigan Inc. acquired the cable television systems of Nova Cable for approximately $7,800, excluding transaction fees.

    On January 21, 1999, the Company through its subsidiary, Avalon New England, acquired Novagate for a purchase price of $2,900.

    On March 26, 1999, the Company through its subsidiary, Avalon Cable of Michigan, LLC, acquired the assets of R/Com, L.C., for a total purchase price of approximately $450.

    In January 1999, the Company acquired all of the issued and outstanding common stock of Cross Country for a purchase price of approximately $2,500, excluding transaction fees.

    On April 1, 1999, the Company, through its subsidiary, Avalon New England, acquired Traverse Internet for $2,400.

    The acquisitions have been accounted for as purchases and the results of the companies acquired have been included in the accompanying financial statements since their acquisition dates. Accordingly, the consideration was allocated to the net assets based on their respective fair market values. The excess of the consideration paid over the estimated fair market values of the net assets acquired was $12,940 and is being amortized using the straight line method over 15 years.

    In July 1999, Avalon New England purchased all of the cable systems of Taconic Technology Corporation for approximately $8,525 (excluding transaction fees).

4.       Minority Interest

    The activity in minority interest for the six months ended June 30, 1999 is as follows:

                                                           Avalon
                                                            Cable
                                               Mercom        LLC        Total
                                              ----------  ----------  ----------
Balance at December 31, 1998                  $ 13,855    $ 47,981    $ 61,836
Purchase of the minority interest of Mercom    (13,855)       --       (13,855)
Loss allocated to minority interest               --        (2,354)     (2,354)
                                              --------    --------    --------
                                              $   --      $ 45,627    $ 45,627
                                              ========    ========    ========

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands except per share data)


5.       Commitments and Contingencies

    In connection with the acquisition of Mercom, former shareholders of Mercom holding approximately 731,894 Mercom common shares or approximately 15.3% of all outstanding Mercom common shares gave notice of their election to exercise appraisal rights as provided by Delaware law. On July 2, 1999, former shareholders of Mercom holding 535,501 shares of Mercom common stock filed a petition for appraisal of stock in the Court of Chancery in the State of Delaware. With respect to 209,893 of the total number of shares for which the Company received notice, the Company received the notice of election from beneficial holders of Mercom common shares and not from holders of record. The Company believes that the notice with respect to the 209,893 shares did not comply with Delaware law and is ineffective. The Company cannot predict at this time the effect of the elections to exercise appraisal rights on the Company since the Company does not know the extent to which these former shareholders will continue to pursue appraisal rights under Delaware law or choose to abandon these efforts and accept the consideration payable in the Mercom merger. If these former shareholders continue to pursue their appraisal rights and if a Delaware court were to find that the fair value of the Mercom common shares, exclusive of any element of value arising from our acquisition of Mercom, exceeded $12.00 per share, the Company would have to pay the additional amount for each Mercom common share subject to the appraisal proceedings together with a fair rate of interest. The Company could be ordered by the Delaware court also to pay reasonable attorney's fees and the fees and expenses of experts for the shareholders. In addition, the Company would have to pay their own litigation costs. The Company has already provided for the consideration of $12.00 per Mercom common share due under the terms of our merger with Mercom with respect to these shares but has not provided for any additional amounts or costs. The Company can provide no assurance as to what a Delaware court would find in any appraisal proceeding or when this matter will be resolved. Accordingly, the Company cannot assure you that the ultimate outcome would not have a material adverse effect on the Company.

    The Company is subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended, and the Telecommunications Act of 1996. The Company has either settled challenges or accrued for anticipated exposures related to rate regulation; however, there is no assurance that there will not be further additional challenges to its rates.

    In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

6.       Pending Merger

    In May 1999, the Company signed an agreement with Charter Communications, Inc. ("Charter Communications") under which Charter Communications agreed to purchase the Company's cable television systems and assume some of their debt. The acquisition by Charter Communications is subject to regulatory approvals. The Company expects to consummate this transaction in the fourth quarter of 1999.

    This agreement, if closed, would constitute a change in control under the indentures pursuant to which the Senior Subordinated Notes and the Senior Discount Notes (collectively, the "Notes") were issued. The Indentures provide that upon the occurrence of a change of control (a "Change of Control") each holder of the Notes has the right to require the Company to purchase all or any part (equal to $1,000 or an integral multiple thereof) of such holder's Notes at an offer price in cash equal to 101% of the aggregate principal amount thereon (or 101% of the accreted value for the Senior Discount Notes as of the date of purchase if prior to the full accretion date) plus accrued and unpaid interest and Liquidated Damages (as defined in the Indentures) thereof, if any, to the date of purchase.

    This agreement, if closed, would represent a Change of Control which, on the closing date, constitutes an event of default under the Credit Facility giving the lender the right to terminate the credit commitment and declare all amounts outstanding immediately due and payable. Charter Communications has agreed to repay all amounts due under the Credit Facility or cause all events of default under the Credit Facility arising from the Change of Control to be waived.

                AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                                                         December 31,  June 30,
                                                                                            1998         1999
                                                                                          ---------    ---------
                                                                                                      (Unaudited)
Assets
Current assets
        Cash                                                                              $   9,288    $   3,457
        Accounts receivable, net of allowance for doubtful accounts of $943 and $1,509        5,862        6,158
        Prepayments and other current assets                                                  1,388        1,121
        Accounts receivable from related parties                                                124           --
        Deferred income taxes                                                                   377           --
                                                                                          ---------    ---------
              Total current assets                                                           17,039       10,736
        Property, plant and equipment, net                                                  111,421      116,587
        Intangible assets, net                                                              462,117      470,041
        Deferred charges and other assets                                                     1,302        1,107
                                                                                          ---------    ---------
              Total assets                                                                $ 591,879    $ 598,471
                                                                                          =========    =========
Liabilities and Shareholders' Equity
Current liabilities
        Current portion of notes payable                                                  $      20    $      25
        Accounts payable and accrued expenses                                                11,646       13,983
        Advance billings and customer deposits                                                3,171        3,136
        Accounts payable--affiliate                                                           2,023        3,160
                                                                                          ---------    ---------
              Total current liabilities                                                      16,860       20,304
        Long-term debt                                                                      402,949      446,079
        Notes payable--affiliate                                                              3,341           --
        Deferred income taxes                                                                80,811       70,152
                                                                                          ---------    ---------
              Total liabilities                                                             503,961      536,535
                                                                                          ---------    ---------
Commitments and contingencies (Note 5)
Minority Interest                                                                            61,836       45,627
                                                                                          ---------    ---------
Shareholders' equity
        Common stock                                                                             --           --
        Additional paid-in capital                                                           35,000       35,000
        Accumulated deficit                                                                  (8,918)     (18,691)
                                                                                          ---------    ---------
              Total shareholders' equity                                                     26,082       16,309
                                                                                          ---------    ---------
              Total liabilities and shareholders' equity                                  $ 591,879    $ 598,471
                                                                                          =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                 AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (In thousands)

                                                 For the Three Months Ended    For the Six Months Ended
                                                    June 30,    June 30,           June 30,    June 30,
                                                     1999        1998               1999        1998
                                                   --------    --------           --------    --------
                                                         (Unaudited)                  (Unaudited)

Revenue
         Basic services                            $ 22,038    $    131         $ 42,064    $    131
         Premium services                             2,079          15            4,079          15
         Other                                        3,075           8            5,626           8
                                                   --------    --------         --------    --------
                  Total revenues                     27,192         154           51,769         154
Operating expenses
         Selling, general and administrative          5,343          21            9,544          21
         Programming                                  7,146          39           13,966          39
         Technical and operations                     3,132          17            5,932          17
         Depreciation and amortization               11,257          53           22,096          53
                                                   --------    --------         --------    --------
Income from operations                                  314          24              231          24
Other income (expense)
         Interest income                                409          --              708          --
         Interest expense                           (11,516)         (5)         (23,246)         (5)
                                                   --------    --------         --------    --------
Income (loss) before income taxes                   (10,793)         19          (22,307)         19
Benefit from income taxes                             3,988          --           10,180          --
                                                   --------    --------         --------    --------
Income (loss) before minority interest               (6,805)         19          (12,127)         19
Minority interest in loss of consolidated entity      1,213          --            2,354          --
                                                   --------    --------         --------    --------
         Net income (loss)                         $ (5,592)   $     19         $ (9,773)   $     19
                                                   ========    ========         ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                 AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)



                                            For the Six Months Ended June 30, 1999 (Unaudited)
                                      -------------------------------------------------------------
                                        Common                Additional                 Total
                                        Shares      Common     Paid-In   Accumulated  Shareholders'
                                      Outstanding    Stock     Capital     Deficit       Equity
                                      -----------   ------    --------   -----------  -------------
Balance, December 31, 1998               100          $--     $ 35,000    $  (8,918)     $ 26,082
Net loss for the six months ended
   June 30, 1999                          --           --          --        (9,773)       (9,773)
                                         ---        -----     --------    ---------      --------
Balance, June 30, 1999                   100          $--     $ 35,000    $ (18,691)     $ 16,309
                                         ===        =====     ========    =========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                  AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In thousands)

                                                                                                  For the Six   For the Six
                                                                                                  Months Ended  Months Ended
                                                                                                     June 30,     June 30,
                                                                                                       1998         1999
                                                                                                  ------------  ------------
                                                                                                  (Unaudited)   (Unaudited)
Cash flows from operating activities                                                               $     19    $ (9,773)
        Net income (loss)
        Adjustments to reconcile net income (loss) to net cash provided by operating activities
             Depreciation and amortization                                                               53      22,096
             Accretion of Senior Discount Notes                                                          --       6,630
             Decrease in minority interest                                                               --      (2,354)
        Net change in certain assets and liabilities, net of business acquisitions
             Decrease in accounts receivables                                                            22         247
             (Increase) decrease in prepayment and other assets                                         (16)        342
             Increase in accounts payable and accrued expenses                                          152       2,440
             Decrease in deferred revenue                                                              (152)        (35)
             Increase in accounts payable, net--affiliate                                                --       1,000
             Decrease in deferred income taxes, net                                                      --     (10,282)
                                                                                                   --------    --------
                    Net cash provided by operating activities                                            78      10,311
                                                                                                   --------    --------
Cash flow from investing activities
        Additions to property, plant and equipment                                                     (101)     (9,881)
        Payment for acquisitions, net                                                                (8,187)    (39,420)
                                                                                                   --------    --------
                    Net cash used in investing activities                                            (8,288)    (49,301)
                                                                                                   --------    --------
Cash flow from financing activities
        Increase (decrease) in note payable--affiliate                                                  733      (3,341)
        Capital contribution                                                                          1,062          --
        Proceeds from the issuance of the Credit Facility                                             6,700      36,500
                                                                                                   --------    --------
                    Net cash provided by financing activities                                         8,495      33,159
                                                                                                   --------    --------
Net increase (decrease) in cash                                                                         285      (5,831)
Cash at beginning of the period                                                                          --       9,288
                                                                                                   --------    --------
                    Cash at end of the period                                                      $    285    $  3,457
                                                                                                   ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                 AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands except per share data)



1.       Description of Business

    Avalon Cable of Michigan, Inc. (the "Company") was formed in June 1998, pursuant to the laws of the state of Delaware, as a wholly-owned subsidiary of Avalon Cable of Michigan Holdings, Inc. ("Michigan Holdings"). On June 3, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") among the Company, Michigan Holdings and Cable Michigan, Inc. ("Cable Michigan"), pursuant to which the Company will merge into Cable Michigan and Cable Michigan will become a wholly-owned subsidiary of Michigan Holdings (the "Merger"). As part of the Merger, the name of Cable Michigan was changed to Avalon Cable of Michigan, Inc.

    In accordance with the terms of the Agreement, each share of common stock, par value $1.00 per share ("common stock"), of Cable Michigan outstanding prior to the effective time of the Merger (other than treasury stock, shares owned by the Company or its subsidiaries, or shares as to which dissenters' rights have been exercised) shall be converted into the right to receive $40.50 in cash (the "Merger Consideration"), subject to certain possible closing adjustments.

    In conjunction with the acquisition of Cable Michigan, the Company acquired Cable Michigan's 62% ownership interest in Mercom, Inc. ("Mercom").

    On November 6, 1998, the Company completed its merger. The total consideration paid in conjunction with the Merger, including fees and expenses is $431,629, including repayment of all existing Cable Michigan indebtedness and accrued interest of $135,205. The Agreement also permitted the Company to agree to acquire the remaining shares of Mercom that it did not own.

    Michigan Holdings contributed $137,375 in cash to the Company, which was used to consummate the Merger. On November 5, 1998, Michigan Holdings received $105,000 in cash in exchange for promissory notes to lenders (the "Bridge Agreement"). On November 6,1998, Michigan Holdings contributed the proceeds received from the Bridge Agreement and an additional $35,000 in cash to the Company in exchange for 100 shares of common stock.

    On November 6, 1998, Avalon Cable of New England Holdings, Inc. contributed its 100% interest in Avalon Cable of New England LLC ("Avalon New England") to Avalon Cable LLC in exchange for a membership interest in Avalon Cable LLC. This contribution was between entities under common control and was accounted for similar to a pooling-of-interests. Under this pooling-of-interests method, the results of operations for Avalon Cable LLC include the results of operations from the date of inception (September 4, 1997) of Avalon New England. On November 6, 1998, Avalon Cable LLC received $63,000 from affiliated entities, which was comprised of (i) a $45,000 capital contribution by Avalon Investors, LLC ("Avalon Investors") and (ii) a $18,000 promissory note from Avalon Cable Holdings LLC ("Avalon Holdings"), which was used to make a $62,800 cash contribution to Avalon New England.

    The cash contribution received by Avalon New England was used to (i) extinguish existing indebtedness of $29,600 and (ii) fund a $33,200 loan to Avalon Cable Finance, Inc. which matures on December 31, 2001.

    On December 10, 1998, Avalon Cable LLC received a dividend distribution from Avalon New England in the amount of $18,206, which was used by Avalon Cable LLC to pay off the promissory note payable to Avalon Holdings, plus accrued interest.

    On March 26,1999, after the acquisition of Mercom, (as described in Note 3) the Company completed a series of transactions to facilitate certain aspects of its financing between affiliated companies under common control. As a result of these transactions:

     . The Company contributed its assets and liabilities excluding deferred tax liabilities, net to Avalon Cable LLC in exchange for an approximate 88% voting interest in Avalon Cable LLC. Avalon Cable LLC contributed these assets and liabilities to its wholly-owned subsidiary, Avalon Cable of Michigan LLC ("Avalon Michigan LLC");

                 AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands except per share data)

    . Avalon Michigan LLC has become the operator of the Michigan cluster, replacing the Company;

    . Avalon Michigan LLC is an obligor on the Senior Subordinated Notes replacing the Company;

    . The Company became a guarantor of the obligations of Avalon Michigan LLC under the Senior Subordinated Notes. The Company does not have significant assets, other than its investment in Avalon Cable LLC at June 30, 1999.

    . Michigan Holdings contributed the Senior Discount Notes to the Company who then contributed the notes to Avalon Cable LLC. Both the Company and Michigan Holdings became guarantors of the Senior Discount Notes. The Company does not have significant assets other than its investment in Avalon Cable LLC.

    As a result of this reorganization between entities under common control, the Company accounted for the reorganization similar to a pooling-of-interests. Under the pooling-of-interests method, the results of operations include the results of operations from the earliest date that a member becomes a part of the control group by inception or acquisition. For the Company, the results of operations are from the date of inception (September 4, 1997) for Avalon New England, a wholly-owned subsidiary of Avalon Cable LLC.

    The Company has a majority interest in Avalon Cable LLC. Avalon Cable LLC wholly owns Avalon Cable Holdings Finance, Inc. ("Avalon Holdings Finance"), Avalon New England and Avalon Michigan LLC.

    Avalon Michigan LLC and Avalon New England provide cable services to various areas in the state of Michigan and the New England area, respectively. Avalon New England and Avalon Michigan LLC's cable systems offer customer packages for basic cable programming services which are offered at a per channel charge or packaged together to form a tier of services offered at a discount from the combined channel rate. Avalon New England and Avalon Michigan LLC's cable systems also provide premium cable services to their customers for an extra monthly charge. Customers generally pay initial connection charges and fixed monthly fees for cable programming and premium cable services, which constitute the principle sources of revenue for the Company.

    Avalon Holdings Finance was formed for the sole purpose of facilitating financings associated with the acquisitions of various cable operating companies. Avalon Holdings Finance conducts no other activities.

2.       Basis of Presentation

    Pursuant to the rules and regulations of the Securities and Exchange Commission, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

    These condensed financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1998 and notes thereto as included in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission ("SEC") and declared effective with the SEC on July 22, 1999.

    The financial statements as of June 30,1999 and for the three and six month periods ended June 30, 1999 and 1998 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments except for the acquisition of Cross Country Cable, LLC ("Cross Country"), Nova Cablevision, Inc., Nova Cablevision VI, L.P. and Nova Cablevision VII, L.P. ("Nova Cable"), Novagate Communication Corporation

                 AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands except per share data)

("Novagate"), Traverse Internet, R/Com. L.C., the Mercom Merger and the contribution of assets and liabilities by the Company) necessary to present fairly the financial information included therein.

3.       Merger and Acquisitions

    The Merger agreement between Michigan Holdings and the Company permitted the Company to agree to acquire the 1,822,810 shares (approximately 38% of the outstanding stock) of Mercom that it did not own (the "Mercom Acquisition"). On September 10, 1998 the Company and Mercom entered into a definitive agreement (the "Mercom Merger Agreement") providing for the acquisition by the Company of all of such shares at a price of $12.00 per share. The Company completed this acquisition in March 1999. The total estimated consideration payable in conjunction with the Mercom Acquisition, excluding fees and expenses was $21,900. The purchase price was allocated as follows: approximately $13,800 to the elimination of minority interest, $1,170 to property, plant and equipment, $6,700 to cable franchises and the excess of consideration paid over the fair market value of the net assets acquired, or goodwill, of $240.

    In March 1999, the Company, through its subsidiary, Avalon Michigan LLC, acquired the cable television systems of Nova Cable for approximately $7,800, excluding transaction fees.

    On January 21, 1999, the Company, through its subsidiary, Avalon New England, acquired Novagate for a purchase price of $2,900.

    On March 26, 1999, the Company, through its subsidiary, Avalon Michigan LLC, acquired the assets of R/Com, L.C., for a total purchase price of approximately $450.

    In January 1999, the Company, through its subsidiary Avalon Michigan LLC, acquired all of the issued and outstanding common stock of Cross Country for a purchase price of approximately $2,500, excluding transaction fees.

    On April 1, 1999, the Company, through its subsidiary, Avalon New England, acquired Traverse Internet for $2,400.

    The acquisitions have been accounted for as purchases and the results of the companies acquired have been included in the accompanying financial statements since their acquisition dates. Accordingly, the consideration was allocated to the net assets based on their respective fair market values. The excess of the consideration paid over the estimated fair market values of the net assets acquired was $12,940 and is being amortized using the straight line method over 15 years.

    In July 1999, Avalon New England purchased all of the cable systems of Taconic Technology Corporation for approximately $8,525 (excluding transaction fees).

4.       Minority Interest

    The activity in minority interest for the six months ended June 30, 1999 is as follows:

                                                           Avalon
                                                            Cable
                                               Mercom        LLC        Total
                                              ----------  ----------  ----------
Balance at December 30, 1999                  $ 13,855    $ 47,981    $ 61,836
Purchase of the minority interest of Mercom    (13,855)       --       (13,855)
Loss allocated to minority interest               --        (2,354)     (2,354)
                                              --------    --------    --------
                                              $   --        45,627      45,627
                                              ========    ========    ========

                 AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands except per share data)

5.       Commitments and Contingencies

    In connection with the acquisition of Mercom, former shareholders of Mercom holding approximately 731,894 Mercom common shares or approximately 15.3% of all outstanding Mercom common shares gave notice of their election to exercise appraisal rights as provided by Delaware law. On July 2, 1999, former shareholders of Mercom holding 535,501 shares of Mercom common stock filed a petition for appraisal of stock in the Court of Chancery in the State of Delaware. With respect to 209,893 of the total number of shares for which the Company received notice, the Company received the notice of election from beneficial holders of Mercom common shares and not from holders of record. The Company believes that the notice with respect to the 209,893 shares did not comply with Delaware law and is ineffective. The Company cannot predict at this time the effect of the elections to exercise appraisal rights on the Company since the Company does not know the extent to which these former shareholders will continue to pursue appraisal rights under Delaware law or choose to abandon these efforts and accept the consideration payable in the Mercom merger. If these former shareholders continue to pursue their appraisal rights and if a Delaware court were to find that the fair value of the Mercom common shares, exclusive of any element of value arising from our acquisition of Mercom, exceeded $12.00 per share, the Company would have to pay the additional amount for each Mercom common share subject to the appraisal proceedings together with a fair rate of interest. The Company could be ordered by the Delaware court also to pay reasonable attorney's fees and the fees and expenses of experts for the shareholders. In addition, the Company would have to pay their own litigation costs. The Company has already provided for the consideration of $12.00 per Mercom common share due under the terms of our merger with Mercom with respect to these shares but has not provided for any additional amounts or costs. The Company can provide no assurance as to what a Delaware court would find in any appraisal proceeding or when this matter will be resolved. Accordingly, the Company cannot assure you that the ultimate outcome would not have a material adverse effect on the Company.

    The Company is subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended, and the Telecommunications Act of 1996. The Company has either settled challenges or accrued for anticipated exposures related to rate regulation; however, there is no assurance that there will not be further additional challenges to its rates.

    In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

6.       Pending Merger

    In May 1999, the Company signed an agreement with Charter Communications, Inc. ("Charter Communications") under which Charter Communications agreed to purchase the Company's cable television systems and assume some of their debt. The acquisition by Charter Communications is subject to regulatory approvals. The Company expects to consummate this transaction in the fourth quarter of 1999.

    This agreement, if closed, would constitute a change in control under the indentures pursuant to which the Senior Subordinated Notes and the Senior Discount Notes (collectively, the "Notes") were issued. The Indentures provide that upon the occurrence of a change of control (a "Change of Control") each holder of the Notes has the right to require the Company to purchase all or any part (equal to $1,000 or an integral multiple thereof) of such holder's Notes at an offer price in cash equal to 101% of the aggregate principal amount thereon (or 101% of the accreted value for the Senior Discount Notes as of the date of purchase if prior to the full accretion date) plus accrued and unpaid interest and Liquidated Damages (as defined in the Indentures) thereof, if any, to the date of purchase.

    This agreement, if closed, would represent a Change of Control which, on the closing date, constitutes an event of default under the Credit Facility giving the lender the right to terminate the credit commitment and declare all amounts outstanding immediately due and payable. Charter Communications has agreed to repay all amounts due under the Credit Facility or cause all events of default under the Credit Facility arising from the Change of Control to be waived.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations.
        --------------

Results of Operations

Overview
--------

    The following historical results of operations of Avalon Cable LLC, Avalon Cable of Michigan Holdings, Inc., and Avalon Cable of Michigan, Inc. refer to their results of operations for the three months ended June 30, 1999 compared to the three months ended March 31, 1999. There were minimal results of operations during the three and six month periods ended June 30, 1998 for Avalon Cable LLC, Avalon Cable of Michigan Holdings, Inc., and Avalon Cable of Michigan, Inc. due to an acquisition closing late in the second quarter of 1998. As such, comparison of the current period results with the corresponding period in the prior year is not meaningful.

Avalon Cable LLC
----------------

    In the first quarter of 1999, Avalon Cable of New England LLC, a wholly-owned subsidiary of Avalon Cable LLC, formed Avalon.com, LLC, a wholly-owned subsidiary. Avalon.com, LLC plans to provide internet services to customers in the New England and Michigan cable areas served by Avalon Cable of New England LLC and Avalon Cable of Michigan LLC, wholly-owned subsidiaries of Avalon Cable LLC.

    On March 26, 1999, after the acquisition of Mercom, Inc., Avalon Cable LLC and its affiliates completed a series of transactions to facilitate certain aspects of its financing. As a result of these transactions:

    . Avalon Cable of Michigan, Inc. contributed its assets and liabilities excluding deferred tax liabilities, net to Avalon Cable LLC in exchange for an approximate 88% voting interest in Avalon Cable LLC. Avalon Cable LLC contributed these assets and liabilities to its wholly-owned subsidiary, Avalon Cable of Michigan LLC.

    . Avalon Cable of Michigan Holdings, Inc. contributed the senior discount notes and associated deferred financing costs to Avalon Cable of Michigan, Inc., who in turn contributed the senior discount notes and deferred financing costs to Avalon Cable LLC.

    . The reorganization was among entities under common control and was accounted for similar to a pooling-of-interests.


Three months ended June 30, 1999 compared to the three months ended March 31,
1999

    Revenues for the three months ended June 30, 1999 were $27.2 million, an increase of $2.6 million, or 11%, as compared to revenues of $24.6 million for the three months ended March 31, 1999. This increase is primarily related to 10,000 seasonal subscribers beginning service throughout the quarter; a system wide 8% rate increase on the tiered levels of service not including limited basic service that was effective in May; and the full quarter effect of additional revenues resulting from the following acquisitions: Traverse Internet (acquired April 1, 1999), Novagate Communication, Inc. ("Novagate") (acquired March 1, 1999), Nova Cablevision, Inc., Nova Cablevision VI, L.P. and Nova Cablevision VII, L.P. ("Nova Cable") (acquired March 1, 1999) and R/Com, L.C. (acquired March 26, 1999).

    Selling, general and administrative expenses were $5.3 million for the three months ended June 30, 1999, an increase of $1.1 million, or 26%, as compared to $4.2 million for the three months ended March 31, 1999. This increase was primarily related to the additional operating costs resulting from the Traverse Internet and Novagate acquisitions.

    Programming expenses were $7.1 million for the three months ended June 30, 1999, an increase of $0.3 million, or 4%, as compared to $6.8 million for the three months ended March 31, 1999. This increase was primarily related to the increased cost associated with the servicing of the additional subscribers as discussed above, during the three months ended June 30, 1999.

    Technical expenses were $3.1 million for the three months ended June 30, 1999, an increase of $0.3 million, or 11%, as compared to $2.8 million for the three months ended March 31, 1999. This increase was primarily due to additional operating costs resulting from the Nova Cable and R/Com, L.C. acquisitions.

    Operating income before depreciation and amortization and non-recurring expenses was $11.5 million for the three months ended June 30, 1999, an increase of $0.7 million, or 6%, as compared to $10.8 million for the three months ended March 31, 1999. This increase was primarily due to the increase in revenues for the quarter offset by increases in selling, general and administrative expenses, programming expenses and technical expenses as discussed above.

    Depreciation and amortization expense were $11.3 million for the three months ended June 30, 1999, an increase of $0.5 million, or 5%, as compared to $10.8 million for the three months ended March 31, 1999. This increase was primarily due to the full quarter effect of depreciation and amortization costs associated with the acquisitions made during the first and second quarters of 1999.

    Interest expense, net was $11.1 million for the three months ended June 30, 1999, a decrease of $0.3 million, or 3%, compared to $11.4 million for the three months ended March 31, 1999. This decrease was primarily related to lower interest rates on the variable rate debt.

    Net loss was $10.7 million for the three months ended June 30, 1999, an increase of $0.5 million, or 5%, compared to a net loss of $10.2 million for the three months ended March 31, 1999. This increase was primarily due to the increased cost associated the acquisitions closed during the first and second quarters of 1999.

Avalon Cable of Michigan Holdings, Inc.
---------------------------------------

    On November 6, 1998, Cable Michigan, Inc. merged with and into Avalon Cable of Michigan, Inc., a wholly-owned subsidiary of Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. commenced its operations. Therefore, the financial and other data for Cable Michigan, Inc. for the period from November 6, 1998 to December 31, 1998 is reflected in the financial and other data for Avalon Cable of Michigan Holdings, Inc.

    On March 26, 1999, Avalon Cable of Michigan, Inc. acquired the remaining minority interest in Mercom for approximately $21.9 million. During the first quarter, Avalon Cable of Michigan, Inc. also acquired the cable television systems of Nova Cablevision and Cross Country Cable for $10.7 million in the aggregate.

    In March 1999, after the acquisition of Mercom, Inc., Avalon Cable of Michigan, Inc. and its affiliates completed a series of transactions to facilitate certain aspects of its financing. As a result of these transactions:

    . Avalon Cable of Michigan, Inc. contributed its assets and liabilities excluding deferred tax liabilities, net to Avalon Cable LLC in exchange for an approximate 88% voting interest in Avalon Cable LLC. Avalon Cable LLC contributed these assets and liabilities to its wholly-owned subsidiary, Avalon Cable of Michigan LLC.

    . Avalon Cable of Michigan Holdings, Inc. contributed the senior discount notes and associated deferred financing costs to Avalon Cable of Michigan, Inc., who in turn contributed the senior discount notes and deferred financing costs to Avalon Cable LLC.

    . Each of Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. became a guarantor of the obligations of Avalon Cable LLC under the senior discount notes. Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. does not have significant assets, other than their investments in Avalon Cable of Michigan, Inc. and Avalon Cable LLC, respectively.

    . The reorganization was among entities under common control and was accounted for similar to a pooling-of-interests.

Three months ended June 30, 1999 compared to the three months ended March 31,
1999

    Revenues for the three months ended June 30, 1999 were $27.2 million, an increase of $2.6 million, or 11%, as compared to revenues of $24.6 million for the three months ended March 31, 1999. This increase is primarily related to 10,000 seasonal subscribers beginning service throughout the quarter; a system wide 8% rate increase on the tiered levels of service not including limited basic service that was effective in May; and the full quarter effect of additional revenues resulting from the following acquisitions: Traverse Internet (acquired April 1, 1999), Novagate (acquired March 1, 1999), Nova Cable (acquired March 1, 1999) and R/Com, L.C. (acquired March 26, 1999).

    Selling, general and administrative expenses were $5.3 million for the three months ended June 30, 1999, an increase of $1.1 million, or 26%, as compared to $4.2 million for the three months ended March 31, 1999. This increase was primarily related to the additional operating costs resulting from the Traverse Internet and Novagate acquisitions.

    Programming expenses were $7.1 million for the three months ended June 30, 1999, an increase of $0.3 million, or 4%, as compared to $6.8 million for the three months ended March 31, 1999. This increase was primarily related to the increased cost associated with the servicing of the additional subscribers as discussed above, during the three months ended June 30, 1999.

    Technical expenses were $3.1 million for the three months ended June 30, 1999, an increase of $0.3 million, or 11%, as compared to $2.8 million for the three months ended March 31, 1999. This increase was primarily due to additional operating costs resulting from the Nova Cable and R/Com, L.C. acquisitions.

    Operating income before depreciation and amortization and non-recurring expenses was $11.5 million for the three months ended June 30, 1999, an increase of $0.7 million, or 6%, as compared to $10.8 million for the three months ended March 31, 1999. This increase was primarily due to the increase in revenues for the quarter offset by increases in selling, general and administrative expenses, programming expenses and technical expenses as discussed above.

    Depreciation and amortization expense were $11.3 million for the three months ended June 30, 1999, an increase of $0.5 million, or 5%, as compared to $10.8 million for the three months ended March 31, 1999. This increase was primarily due to the full quarter effect of depreciation and amortization costs associated with the acquisitions made during the first and second quarters of 1999.

    Interest expense, net was $11.1 million for the three months ended June 30, 1999, a decrease of $0.3 million, or 3%, compared to $11.4 million for the three months ended March 31, 1999. This decrease was primarily related to lower interest rates on the variable rate debt.

    Net loss was $5.6 million for the three months ended June 30, 1999, an increase of $1.4 million, or 33%, compared to a net loss of $4.2 million for the three months ended March 31, 1999. This increase was primarily due to the decline in tax benefit recognized in the second quarter compared to the first quarter. The higher tax benefit recognized in the first quarter resulted primarily from a write-off of deferred taxes of approximately $1.4 million relating to Mercom, Inc. for the change in tax status.

Avalon Cable of Michigan, Inc
-----------------------------

    On November 6, 1998, Cable Michigan merged with and into Avalon Cable of Michigan, Inc. and Avalon Cable of Michigan, Inc. commenced its operations. Therefore, the financial and other data for Cable Michigan for the period November 6, 1998 to December 31, 1998 is reflected in the financial and other data for Avalon Cable of Michigan, Inc.

    On March 26, 1999 Avalon Cable of Michigan, Inc. acquired the remaining minority interest of Mercom for approximately $21.9 million. During the quarter, Avalon Cable of Michigan, Inc. also acquired the cable television systems of Nova Cablevision and Cross Country Cable, LLC ("Cross Country Cable") for $10.7 million.

    In March 1999, after the acquisition of Mercom, Inc., Avalon Cable of Michigan, Inc. and its affiliates completed a series of transactions to facilitate certain aspects of its financing. As a result of these transactions:

    . Avalon Cable of Michigan, Inc. contributed its assets and liabilities excluding deferred tax liabilities, net, to Avalon Cable LLC in exchange for an approximate 88% voting interest in Avalon Cable LLC. Avalon Cable LLC contributed these assets and liabilities to its wholly-owned subsidiary, Avalon Cable of Michigan LLC.

    . Avalon Cable of Michigan, Inc. became a guarantor of the obligations of Avalon Cable LLC under the senior discount notes and a guarantor of Avalon Cable of Michigan LLC's obligation under the senior subordinated notes and the credit facility. Avalon Cable of Michigan, Inc. does not have significant assets, other than its investments in Avalon Cable LLC.

    . The reorganization was among entities under common control and was accounted for similar to a pooling-of-interests.

Three months ended June 30, 1999 compared to the three months ended March 31,
1999

    Revenues for the three months ended June 30, 1999 were $27.2 million, an increase of $2.6 million, or 11%, as compared to revenues of $24.6 million for the three months ended March 31, 1999. This increase is primarily related to 10,000 seasonal subscribers beginning service throughout the quarter; a system wide 8% rate increase on the tiered levels of service not including limited basic service that was effective in May; and the full quarter effect of additional revenues resulting from the following acquisitions: Traverse Internet (acquired April 1, 1999), Novagate (acquired March 1, 1999), Nova Cable (acquired March 1, 1999) and R/Com, L.C. (acquired March 26, 1999).

    Selling, general and administrative expenses were $5.3 million for the three months ended June 30, 1999, an increase of $1.1 million, or 26%, as compared to $4.2 million for the three months ended March 31, 1999. This increase was primarily related to the additional operating costs resulting from the Traverse Internet and Novagate acquisitions.

    Programming expenses were $7.1 million for the three months ended June 30, 1999, an increase of $0.3 million, or 4%, as compared to $6.8 million for the three months ended March 31, 1999. This increase was primarily related to the increased cost associated with the servicing of the additional subscribers as discussed above, during the three months ended June 30, 1999.

    Technical expenses were $3.1 million for the three months ended June 30, 1999, an increase of $0.3 million or 11%, as compared to $2.8 million for the three months ended March 31, 1999. This increase was primarily due to additional operating costs resulting from the Nova Cable and R/Com, L.C. acquisitions.

    Operating income before depreciation and amortization and non-recurring expenses was $11.5 million for the three months ended June 30, 1999, an increase of $0.7 million, or 6%, as compared to $10.8 million for the three months ended March 31, 1999. This increase was primarily due to the increase in revenues for the quarter offset by increases in selling, general and administrative expenses, programming expenses and technical expenses as discussed above.

    Depreciation and amortization expense was $11.3 million for the three months ended June 30, 1999, an increase of $0.5 million, or 5% as compared to $10.8 million for the three months ended March 31, 1999. This increase was primarily due to the full quarter effect of depreciation and amortization costs associated with the acquisitions made during the first and second quarters of 1999.

    Interest expense, net was $11.1 million for the three months ended June 30, 1999, a decrease of $0.3 million, or 3%, compared to $11.4 million for the three months ended March 31, 1999. This decrease is primarily related to lower interest rates on the variable rate debt.

    Net loss was $5.6 million for the three months ended June 30, 1999, an increase of $1.4 million, or 33%, compared to $4.2 million for the three months ended March 31, 1999. This increase is primarily due to the decline in tax benefit recognized in the second quarter compared to the first quarter. The higher tax benefit recognized in the first quarter resulted primarily from a write-off of deferred taxes of approximately $1.4 million relating to Mercom, Inc. for the change in tax status.

Liquidity and Capital Resource

    The cable television business generally requires substantial capital for the construction, expansion, upgrade and maintenance of the delivery system. In addition, we have pursued and will continue to pursue a business strategy that includes selective acquisitions. We have funded our acquisitions, capital expenditures and working capital requirements to date through a combination of secured and unsecured borrowings and equity contributions. We intend to use amounts available under the credit facility, future debt and equity financings and internally generated funds to finance our working capital requirements, capital expenditures and future acquisitions.

    Over the next five years, we intend to spend approximately $76 million to upgrade our existing systems. These capital expenditures are expected to consist of:

    . approximately $45 million to upgrade the bandwidth capacity of these systems and to employ additional fiber in the related cable plant,

    .   approximately $16 million in ongoing maintenance and replacement and

    . approximately $15 million for installations and extensions to the cable plant required as a result of the growth in our subscriber base.

Upon the completion of our planned upgrades, virtually all of the cable plant included in these systems will have a band width capacity of 450 MHz or greater and approximately 85% will have a bandwidth capacity of 550MHz or greater.

    Our financing at the time we completed the acquisition of Cable Michigan, Inc. consisted of the credit facility, the bridge credit facility, the subordinated bridge facility and the new equity investment of approximately $80.0 million. We used the funds obtained in the initial financing to consummate the merger with Cable Michigan, Inc., to refinance existing Cable Michigan, Inc. indebtedness and existing Avalon Cable of New England LLC indebtedness and to pay fees and expenses. The net proceeds of the Senior Discount Note offering and the subordinated note offering were used principally to repay approximately:

    .   $125.0 million of borrowings under the credit facility,

    . $105.0 million of borrowings by the issuers under the bridge credit facility and

    . $18.0 million of borrowings by the issuer under the subordinated bridge facility, together in each case with accrued interest.

After giving effect to the foregoing, the bridge credit facility was paid in full and terminated and there were no amounts outstanding under the subordinated bridge facility.

    Under the credit facility, the issuers' operating subsidiaries currently have:

    . a $30.0 million revolving credit facility with $18.5 million available at June 30,1999, and

    . senior term loan facilities consisting of a $120.9 million, term loan facility which matures on October 31, 2005 and a $170.0 million term loan facility which matures on October 31, 2006.

    No additional borrowings may be made under the senior term loan facilities. Borrowings under the revolving credit facility are available for working capital purposes, capital expenditures and pending and future acquisitions. The revolving credit facility terminates, and all amounts outstanding thereunder are payable, on October 31, 2005. In addition, the credit facility provides for up to $75.0 million in an uncommitted acquisition facility. Borrowings under the credit facility are guaranteed by each of the issuers, Avalon Cable and Avalon Cable of New England Holdings, Inc. The credit facility is secured by substantially all of the assets of the issuers' operating subsidiaries in which a security interest may be granted.

    The senior subordinated notes were issued in an aggregate principal amount of $150.0 million and will mature on December 1, 2008. The senior subordinated notes are general unsecured obligations of the issuers' operating subsidiaries and are subordinated in right of payment to all of their current and future senior indebtedness, including indebtedness under the credit facility. Interest on the senior subordinated notes accrues at the rate of 9 3/8% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, to holders of record on the immediately preceding May 15 and November 15.

    The issuers believe their market risk exposure with regard to their financial instruments is limited to changes in the interest rates in the United States. Based upon the composition of the issuers' variable rate debt outstanding at June 30, 1999 which is the credit facility, a hypothetical 100 basis point increase in interest rates would increase interest expense by approximately $0.35 million for a quarter for each issuer.

    The issuers are holding companies with no significant assets other than their investment in their operating subsidiaries. The primary source of funds to the issuers will be dividends and other advances and transfers from their operation subsidiaries. The ability of the issuers' operating subsidiaries to make dividends and other advances and transfers of funds, including funds required to pay interest on the senior discount notes when due, is subject to certain restrictions under the credit facility, the indenture governing the senior subordinated notes and other agreements to which the issuers become a party. A payment default under the indenture governing the senior subordinated notes would constitute an event of default under the credit facility, and could result in the acceleration of the indebtedness thereunder.

    The credit facility, the indenture governing the senior discount notes, and the senior subordinated note indenture contain financial and other covenants that restrict, among other things, the ability of the issuers and their operating subsidiaries and certain of their affiliates:

    .   to incur additional indebtedness,

    .   incur liens,

    .   pay dividends or make certain other restricted payments,

    .   consummate certain asset sales,

    .   enter into certain transactions with affiliates,

    .   merge or consolidate with any other person or

    . sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

    Such limitations, together with our highly leveraged nature, could limit the corporate and operating activities of the issuers in the future, including the implementation of our growth strategy.

    We believe that cash generated from operations and borrowings expected to be available under the credit facility will be sufficient to meet our debt service, capital expenditure and working capital requirements for the foreseeable future. We will require additional financing if our plans materially change in an adverse manner or prove to be materially inaccurate, or if we engage in any significant acquisitions. We cannot assure you that this financing, if permitted under the terms of the indenture governing the senior discount notes or other then applicable agreements, will be available on terms acceptable to us or at all.

    We have signed an agreement with Charter Communications, Inc.("Charter Communications") under which Charter Communications agreed to purchase for cash all of the equity interests in our company and assume and repay our outstanding debt. The completion of this transaction would cause an event of default under our credit facility. Our agreement with Charter Communications requires that it either pay all amounts due under the credit facility at the time the acquisition is completed or cause the event of default arising from its acquisition to be waived. The consummation of the Charter Communications transaction would also constitute a change of control under the indenture of the senior discount notes. As a result, the issuers will be required to offer to repurchase the senior discount notes from each holder at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages thereon to the date of purchase. The amount of cash that the issuers will need to repurchase the senior discount notes from holders upon a change of control will depend upon the number of holders that accept the issuers' offer to repurchase such senior discount notes. To the extent that the issuers have insufficient funds to repurchase all of the senior discount notes for which their offers to repurchase the senior discount notes are accepted by holders, (1) the issuers must borrow funds to repurchase such senior discount notes and/or (2) Charter Communications will need to contribute equity to the issuers. Charter Communications has represented to us in the documents providing for the acquisition of our company that it will have sufficient funds to consummate the transaction and pay related fees and expenses. They have further represented that the payment of such amounts is not dependent upon the consummation of an initial public offering of equity securities or any offering of debt securities by it or any of its affiliates. We do not know, however, Charter Communications' plans for financing its acquisition of our company and Charter Communications is not obligated to make any equity contributions to the issuers. The issuers' failure to repurchase all of the senior discount notes for which offers were accepted would constitute an event of default under the indenture.

Year 2000 Information and Readiness Discussion

    We have financial, administrative and operational systems. In July 1999, we completed the process of reviewing our existing systems. We are currently in the process of reviewing the systems employed by third party service providers (including billing services) in order to analyze the extent, if any, to which we face a "Year 2000" problem (a problem that is expected to arise with respect to computer programs that use only two digits to identify a year in the date field and which were designed and developed without considering the impact of the upcoming change in the century).

    In particular, in July 1999, we completed a review and survey of all information technology and non-information technology equipment and software to discover items that may not be Year 2000 compliant. The results of review and survey identified two items that require remediation and testing. Those items relate to our telephone router and New England headend. We anticipate that the remediation for these items will be completed by October 1999. In addition, we are contacting each material third party vendor of products and services used by our company in writing in order to determine the Year 2000 status of the products and services provided by such vendors. To date, our third party vendors have indicated that all material products and services are Year 2000 compliant.

    Our most reasonable likely worst case Year 2000 scenario involves the complete failure of our third party billing and customer support system. Such a scenario is, however, highly unlikely given that our billing and customer support systems are relatively new and that our vendors provide readily available Year 2000 upgrades and/or system replacement packages. In the unlikely event that our third party billing, customer support and addressable control systems failed, we could rely on our extensive microfiche back-up records. We intend to update our microfiche records on a regular basis prior to December 1999.

    To date, we have incurred approximately $0.1 million in expenses relating to our Year 2000 compliance review. We anticipate that we will incur less than $0.1 million of additional Year 2000 compliance expenses prior to January 2000.

    We believe that any "Year 2000" problem, if it arises in the future, should not be material to our liquidity, financial position or results of operations; however, there can be no assurance as to the extent of any such liabilities.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
Legal Proceedings

    In connection with the acquisition of Mercom, former shareholders of Mercom holding approximately 731,894 Mercom common shares or approximately 15.3% of all outstanding Mercom common shares gave notice of their election to exercise appraisal rights as provided by Delaware law. On July 2, 1999, former shareholders of Mercom holding 535,501 shares of Mercom common stock filed a petition for appraisal of stock in the Court of Chancery in the State of Delaware seeking the fair value of their shares of Mercom common stock, together with interest, all costs of the proceeding, including reasonable attorneys' fees and expenses of experts, including an award pursuant to section 262(j) of the General Corporation Law of the State of Delaware, and such other relief as the Court deems just, proper and equitable. With respect to 209,893 of the total number of shares for which we received notice, we received the notice of election from beneficial holders of Mercom common shares and not from holders of record. We believe that the notice with respect to the 209,893 shares did not comply with Delaware law and is ineffective. We cannot predict at this time the effect of these elections or the results of any appraisal proceedings on us since we do not know the extent to which these former shareholders will continue to pursue appraisal rights under Delaware law or choose to abandon these efforts and accept the consideration payable in the Mercom merger. If these former shareholders continue to pursue their appraisal rights and if a Delaware court were to find that the fair value of the Mercom common shares, exclusive of any element of value arising from our acquisition of Mercom, exceeded $12.00 per share, we would have to pay the additional amount for each Mercom common share subject to the appraisal proceedings together with a fair rate of interest. In addition, we would have to pay our own litigation costs. We have already provided for the consideration of $12.00 per Mercom share due under the terms of our merger with Mercom with respect to these shares but have not provided for any additional amounts or costs. We can provide no assurance as to what a Delaware court would find in any appraisal proceeding or when this matter will be resolved. Accordingly, we cannot assure you that the ultimate outcome would not have a material adverse effect on us.

Item 2. Changes in Securities and Use of Proceeds.
--------------------------------------------------

NONE
Item 3. Defaults Upon Senior Securities.
----------------------------------------

NONE
Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

NONE
Item 5. Other Information.
--------------------------

NONE
Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Avalon Cable LLC
                                              ___________________________
                                              (Registrant)


Date August 16, 1999                           /s/ Joel C. Cohen
     ---------------                           ---------------------------
                                               (Signature)

Date August 16, 1999                            /s/ Peter Polimino
     ---------------                           ---------------------------
                                               (Signature)