Form 10-Q
period 1999-09-30
AVALON CABLE LLC; AVALON CABLE OF MICHIGAN INC/; AVALON CABLE OF MICHIGAN HOLDINGS INC; AVALON CABLE HOLDINGS FINANCE INC
filed 1999-11-12
CIK 1082692, 1041855, 1063700, 1082699

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  (Mark one)
                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934.

               For the quarterly period ended September 30, 1999

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
                           Telephone: (212) 421-0600


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been
    subject to such filing requirements for the past 90 days. Yes   No x
                                                                 --   --

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             TABLE OF CONTENTS
PART I.      FINANCIAL INFORMATION

                                                                                 PAGE NO.
Item 1.      Financial Statements
             Avalon Cable LLC and Subsidiaries
               Consolidated Balance Sheet as of December 31, 1998 and September 30,
               1999................................................................  1
               Consolidated Statement of Operations for the three and nine months ended September 30, 1999 and 1998............................  2
               Consolidated Statement of Changes in Members' Interest for the nine months ended September 30, 1999 and 1998............................  3
               Consolidated Statement of Cash Flows for the nine months ended
               September 30, 1999..................................................  4
               Notes to Consolidated Financial Statements..........................  5

             Avalon Cable of Michigan Holdings, Inc. and Subsidiaries
               Consolidated Balance Sheet as of December 31, 1998 and September 30,
               1999................................................................ 10
               Consolidated Statement of Operations for the three and nine month periods ended September 30, 1999 and 1998..................... 11
               Consolidated Statement of Changes in Members' Interest for
               the nine months ended September 30, 1999............................ 12
               Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 1999 and 1998................................... 13
               Notes to Consolidated Financial Statements.......................... 14

             Avalon Cable of Michigan, Inc. and Subsidiaries
               Consolidated Balance Sheet as of December 31, 1998 and September 30,
               1999................................................................ 19
               Consolidated Statement of Operations for the three and nine month periods ended September 30, 1999 and 1998..................... 20
               Consolidated Statement of Changes in Shareholders' Equity for
               the nine months ended September 30, 1999............................ 21
               Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 1999 and 1998................................... 22
               Notes to Consolidated Financial Statements.......................... 23

Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations............................................... 28

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings..................................................... 36
Item 2.      Changes in Securities and Use of Proceeds............................. 36
Item 3.      Defaults Upon Senior Securities....................................... 36
Item 4.      Submission of Matters to a Vote of Security Holders................... 36
Item 5.      Other Information..................................................... 36
Item 6.      Exhibits and Reports on Form 8-K...................................... 36

             SIGNATURES............................................................ 37

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

                       AVALON CABLE LLC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                                                    December 31, September 30,
                                                                                          1998       1999
                                                                                        --------   --------
                                                                                                 (unaudited)
Assets
Current assets
 Cash                                                                                 $  9,288   $  2,995
 Subscriber receivables, net of allowance for doubtful accounts of $943 and $1,275       5,862      7,059
 Accounts receivable--affiliate                                                            124         --
 Deferred income taxes                                                                     479         --
 Prepaid expenses and other current assets                                                 580        879
                                                                                      --------   --------

  Total current assets                                                                  16,333     10,933
 Property, plant and equipment, net                                                    111,421    121,973
 Intangible assets, net                                                                462,117    468,855
 Other assets                                                                              227         46
                                                                                      --------   --------

  Total assets                                                                        $590,098   $601,807
                                                                                      ========   ========


Liabilities and Members' Interest
Current liabilities
 Current portion of notes payable                                                     $     20   $     25
 Accounts payable and accrued expenses                                                  11,646     22,242
 Accounts payable, net--affiliate                                                        2,023      2,968
 Deferred revenue                                                                        3,171      3,272
                                                                                      --------   --------

  Total current liabilities                                                             16,860     28,507
 Note payable, net of current portion                                                  402,949    451,827
 Note payable--affiliate                                                                 3,341         --
 Deferred income taxes                                                                   1,841         --
 Other Liabilities                                                                                    951
                                                                                      --------   --------

  Total liabilities                                                                    424,991    481,285
                                                                                      --------   --------

Commitments and contingencies (Note 5)
Minority Interest                                                                       13,855         --
                                                                                      --------   --------

Members' Interest
 Members' capital                                                                      166,630    166,630
 Accumulated deficit                                                                   (15,378)   (46,108)
                                                                                      --------   --------

  Total members' interest                                                              151,252    120,522
                                                                                      --------   --------

  Total liabilities and members' interest                                             $590,098   $601,807
                                                                                      ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                       AVALON CABLE LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (In thousands)


                                                               For the Three Months Ended      For the Nine Months Ended
                                                               September 30, September 30,     September 30, September 30,
                                                                   1999          1998             1999            1998
                                                               -----------    ----------       ----------      ----------
                                                                      (Unaudited)                      (Unaudited)
Revenue
        Basic services                                         $ 23,161        $1,992          $ 65,225          $2,123
        Premium services                                          2,095            70             6,174              85
        Other                                                     3,172           153             8,799             161
                                                               --------        ------          --------          ------
                  Total revenues                                 28,428         2,215            80,198           2,369

Operating expenses
        Selling, general and administrative                       5,008           418            14,576             439
        Programming                                               7,406           623            21,372             662
        Technical and operations                                  3,262           198             9,171             216
        Depreciation and amortization                            11,478           602            33,574             654
                                                               --------        ------          --------          ------
Income from operations                                            1,274           374             1,505             398

Other income (expense)
        Interest income                                              35            --               743              --
        Interest expense                                        (11,094)         (675)          (34,340)           (680)
                                                               --------        ------          --------          ------
Loss before income taxes                                         (9,785)         (301)          (32,092)           (282)
Benefit from income taxes                                            --            --             1,362              --
                                                               --------        ------          --------           ------
        Net loss                                               $ (9,785)       $ (301)         $(30,730)         $ (282)
                                                               ========        ======          ========           ======

The accompanying notes are an integral part of these consolidated financial statements.

                       AVALON CABLE LLC AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' INTEREST
                     (In thousands, except share amounts)

                                                      For the Nine Months Ended September 30, 1999 (unaudited)
                                          --------------------------------------------------------------------------------
                                            Class A                   Class B-1                                     Total
                                      ---------------------    -------------------------        Accumulated       Members'
                                        Units       $             Units       $                   Deficit        Interest
                                      ---------- ----------     ---------- -------------    -----------------   ----------

Balance, December 31, 1998              45,000     $45,000        575,690      $121,630         $(15,378)        $151,252
Net loss for the nine months ended
September 30, 1999                           -           -              -             -          (30,730)         (30,730)
                                       -------     -------       --------      --------          --------         --------
Balance, September 30, 1999             45,000     $45,000        575,690      $121,630         $(46,108)        $120,522
                                       =======     =======       ========      ========          ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                       AVALON CABLE LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                                                             For the Nine   For the Nine
                                                                                             Months Ended  Months Ended
                                                                                             September 30, September 30,
                                                                                                 1998           1999
                                                                                            --------------  -------------
                                                                                             (Unaudited)     (Unaudited)

Cash flows from operating activities
     Net income (loss)                                                                           $   (282)      $(30,730)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities
        Depreciation and amortization                                                                 654         33,574
        Accretion of Senior Discount Notes                                                             --         10,102
     Net change in certain assets and liabilities, net of business acquisitions
        Increase in subscriber receivables                                                            100           (587)
        Increase in accounts receivable, net-affiliate                                                               124
        Increase in prepaid expenses and other assets                                                 (24)          (230)
        Increase in accounts payable and accrued expenses                                             774         10,582
        Increase in accounts payable, net--affiliate                                                   --            684
        Increase in deferred revenues                                                                  17            101
        Increase in accrued interest                                                                  564
        Increase in Long Term Liabilities                                                                            951
        Decrease in deferred income taxes, net                                                         --         (1,362)
                                                                                                 --------       --------
                       Net cash provided by operating activities                                    1,803         23,209
                                                                                                 --------       --------
Cash flow from investing activities
     Additions to property, plant and equipment                                                       (72)       (15,009)
     Change in restricted cash                                                                        500
     Payment for acquisitions, net                                                                (38,426)       (49,928)
                                                                                                 --------       --------
                       Net cash used in investing activities                                      (37,998)       (64,937)
                                                                                                 --------       --------
Cash flow from financing activities
     Increase (decrease) in note payable--affiliate                                                 2,841         (3,341)
     Capital contribution                                                                           4,862         45,300
     Proceeds from the issuance of the Credit Facility                                             29,600
     Payment of deferred financing costs                                                             (470)
     Proceeds from the issuance of notes payable                                                      500             --
     Payment of term loans and revolving credit facility                                               --         (6,524)
                                                                                                 --------       --------
                       Net cash provided by financing activities                                   37,333         35,435
                                                                                                 --------       --------
Net increase (decrease) in cash                                                                     1,138         (6,293)
Cash at beginning of the period                                                                        --          9,288
                                                                                                 --------       --------
                       Cash at end of the period                                                 $  1,138       $  2,995
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

 . Avalon Michigan now operates the Michigan cluster, replacing Avalon Cable of Michigan, Inc;

 . Avalon Cable of Michigan Holdings, Inc. ceased to be an obligor on the senior discount notes and together with Avalon Cable of Michigan, Inc. became a guarantor of the obligations of the Company under the senior discount notes;

 . Avalon Michigan became an additional obligor on the Senior Subordinated Notes replacing Avalon Cable of Michigan, Inc.; and

 . Avalon Cable of Michigan, Inc. ceased to be an obligor on the Senior Subordinated Notes and the credit facility and became a guarantor of the obligations of Avalon Michigan under the Senior Subordinated Notes and the credit facility.

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

    The financial statements as of September 30,1999 and for the three and nine month periods ended September 30,1999 and 1998 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments except for the acquisition of Cross Country Cable, LLC ("Cross Country"), Nova Cablevision, Inc., Nova Cablevision VI, L.P. and Nova Cablevision VII, L.P. ("Nova Cable"), Novagate Communication Corporation ("Novagate"), Traverse Internet, R/Com. L.C., Taconic Technology Corporation ("Taconic"), the Mercom merger and the contribution of assets and liabilities by Avalon Cable of Michigan, Inc.) necessary to present fairly the financial information included therein.


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

           AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                                                     December 31,   September 30,
                                                                                          1998            1999
                                                                                        --------        --------
                                                                                                       (Unaudited)
Assets
Current assets
    Cash                                                                                  $  9,288        $  2,995
    Accounts receivable, net of allowance for doubtful accounts of $943 and $1,275           5,862           7,564
    Prepayments and other current assets                                                     1,388           1,586
    Accounts receivable from related parties                                                   124              --
    Deferred income taxes                                                                      377              --
                                                                                          --------        --------
         Total current assets                                                               17,039          12,145
    Property, plant and equipment, net                                                     111,421         121,973
    Intangible assets, net                                                                 462,117         468,856
    Deferred charges and other assets                                                        1,302           1,121
                                                                                          --------        --------
         Total assets                                                                     $591,879        $604,095
                                                                                          ========        ========
Liabilities and Shareholders' Equity
Current liabilities
    Current portion of notes payable                                                      $     20        $     25
    Accounts payable and accrued expenses                                                   11,646          22,242
    Advance billings and customer deposits                                                   3,171           3,272
    Accounts payable--affiliate                                                              2,023           3,160
                                                                                          --------        --------
         Total current liabilities                                                          16,860          28,699
    Long-term debt                                                                         402,949         452,778
    Notes payable--affiliate                                                                 3,341              --
    Deferred income taxes                                                                   80,811          67,136
                                                                                          --------        --------
         Total liabilities                                                                 503,961         548,613
                                                                                          --------        --------
Commitments and contingencies (Note 5)
Minority Interest                                                                           61,836          44,512
                                                                                          --------        --------
Stockholders' equity
    Common stock                                                                                --              --
    Additional paid-in capital                                                              35,000          35,000
    Accumulated deficit                                                                     (8,918)        (24,030)
                                                                                          --------        --------
         Total stockholders' equity                                                         26,082          10,970
                                                                                          --------        --------
         Total liabilities and shareholders' equity                                       $591,879        $604,095
                                                                                          ========        ========

           AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (In thousands)

                                                               For the Three Months Ended      For the Nine Months Ended
                                                              September 30,  September 30,    September 30,  September 30,
                                                                   1999        1998              1999          1998
                                                               --------      ------          --------        ------
                                                                     (Unaudited)                    (Unaudited)
Revenue
     Basic services                                            $ 23,161      $1,992          $ 65,225        $2,123
     Premium services                                             2,095          70             6,174            85
     Other                                                        3,173         153             8,799           161
                                                               --------      ------          --------        ------
          Total revenues                                         28,429       2,215            80,198         2,369
Operating expenses
     Selling, general and administrative                          4,986         418            14,765           439
     Programming                                                  7,406         623            21,372           662
     Technical and operations                                     3,262         198             9,171           216
     Depreciation and amortization                               11,478         602            33,574           654
                                                               --------      ------          --------        ------
Income from operations                                            1,297         374             1,316           398
Other income (expense)
     Interest income                                                 35          --               743            --
     Interest expense                                           (11,094)       (675)          (34,340)         (680)
                                                               --------      ------          --------        ------
Loss before income taxes                                         (9,762)       (301)          (32,281)         (282)
Benefit from income taxes                                         3,521          --            13,700            --
                                                               --------      ------          --------        ------
Loss before minority interest                                    (6,241)       (301)          (18,581)         (282)
Minority interest in loss of consolidated entity                  1,115          --             3,469            --
                                                               --------      ------          --------        ------
Net loss                                                       $ (5,126)     $ (301)         $(15,112)       $ (282)
                                                               ========      ======          ========        ======


           AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     (In thousands, except share amounts)

                                          For the Nine Months Ended September 30, 1999 (unaudited)
                                        -------------------------------------------------------------
                                         Common                   Additional                       Total
                                         Shares        Common       Paid-In       Accumulated   Shareholders'
                                        Outstanding     Stock       Capital         Deficit         Equity
                                       -------------   ----------   -------------  ------------ ------------
Balance, December 31, 1998                 100         $   --         $35,000        $ (8,918)    $ 26,082
Net loss for the nine months
 ended September 30, 1999                   --             --             --          (15,112)     (15,112)
                                         ------       --------       --------        ---------    ---------
Balance, September 30, 1999                100         $   --         $35,000        $(24,030)    $ 10,970
                                         ======       ========       ========        =========    ========


           AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                                                            For the Nine   For the Nine
                                                                                            Months Ended   Months Ended
                                                                                            September 30,  September 30,
                                                                                                1998           1999
                                                                                            ------------   ------------
                                                                                             (Unaudited)    (Unaudited)
Cash flows from operating activities
 Net income (loss)                                                                              $   (282)      $(15,112)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities
  Depreciation and amortization                                                                      654         33,574
  Accretion of Senior Discount Notes                                                                  --         10,102
  Decrease in minority interest                                                                       --         (3,469)
 Net change in certain assets and liabilities, net of business acquisitions
  Decrease (increase) in subscriber receivables                                                      100         (1,092)
  Decrease in accounts receivables                                                                    --            124
  Increase in prepayment and other assets                                                            (24)          (129)
  Increase in accounts payable and accrued expenses                                                  774         10,582
  Increase in deferred revenue                                                                        17            101
  Increase in accounts payable, net--affiliate                                                        --            876
  Increase in accrued interest                                                                       564             --
  Increase in long-term debt                                                                          --            951
  Decrease in deferred income taxes, net                                                              --        (13,298)
                                                                                                --------       --------
   Net cash provided by operating activities                                                       1,803         23,210
                                                                                                --------       --------
Cash flow from investing activities
 Additions to property, plant and equipment                                                          (72)       (15,009)
 Change in restricted cash                                                                           500             --
 Payment for acquisitions, net                                                                   (38,426)       (49,929)
                                                                                                --------       --------
   Net cash used in investing activities                                                         (37,998)       (64,938)
                                                                                                --------       --------
Cash flow from financing activities
 Increase (decrease) in note payable--affiliate                                                    2,841         (3,341)
 Capital contribution                                                                              4,862             --
 Proceeds from the issuance of the Credit Facility                                                29,600         45,300
 Payment of deferred financing costs                                                                (470)            --
 Proceeds from the issuance of notes payable                                                         500             --
 Payment of term loans and revolving credit facility                                                  --         (6,524)
                                                                                                --------       --------
   Net cash provided by financing activities                                                      37,333         35,435
                                                                                                --------       --------
Net increase (decrease) in cash                                                                    1,138         (6,293)
Cash at beginning of the period                                                                       --          9,288
                                                                                                --------       --------
   Cash at end of the period                                                                    $  1,138       $  2,995
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

 . Avalon Cable of Michigan LLC has become the operator of the Michigan cluster replacing Avalon Michigan;

 . Avalon Cable of Michigan LLC is an obligor on the Senior Subordinated Notes replacing Avalon Michigan; and

 . Avalon Michigan is a guarantor of the obligations of Avalon Cable of Michigan LLC under the Senior Subordinated Notes. Avalon Michigan does not have significant assets, other than its 88% investment in Avalon Cable LLC at September 30, 1999.

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

 The financial statements as of September 30,1999 and for the three and nine month periods ended September 30, 1999 and 1998 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments except for the acquisition of Cross Country Cable, LLC ("Cross Country"), Nova Cablevision, Inc., Nova Cablevision VI, L.P. and Nova


           AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands except per share data)


Cablevision VII, L.P. ("Nova Cable"), Novagate Communication Corporation ("Novagate"), Traverse Internet, R/Com, L.C., Taconic Technology Corporation ("Taconic"), the Mercom merger and the contribution of assets and liabilities by Avalon Michigan) necessary to present fairly the financial information included therein.

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

4.       Minority Interest

 The activity in minority interest for the nine months ended September 30, 1999 is as follows:

                                                           Avalon
                                                            Cable
                                                 Mercom      LLC       Total
                                                --------   --------   --------
Balance at December 31, 1998                   $ 13,855    $47,981   $ 61,836
Purchase of the minority interest of Mercom     (13,855)        --    (13,855)
Loss allocated to minority interest                  --     (3,469)    (3,469)
                                                --------   --------   --------
                                               $            44,512   $ 44,512
                                                ========   ========   =======




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

                AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                                                         December 31,      September 30,
                                                                                             1998              1999
                                                                                         -----------       ------------
                                                                                                            (Unaudited)
Assets
Current assets
        Cash                                                                               $  9,288           $  2,995
        Accounts receivable, net of allowance for doubtful accounts of $943 and $1,275        5,862              7,564
        Prepayments and other current assets                                                  1,388              1,586
        Accounts receivable from related parties                                                124                 --
        Deferred income taxes                                                                   377                 --
                                                                                           --------           --------
            Total current assets                                                             17,039             12,145
        Property, plant and equipment, net                                                  111,421            121,973
        Intangible assets, net                                                              462,117            468,856
        Deferred charges and other assets                                                     1,302              1,121
                                                                                           --------           --------
            Total assets                                                                   $591,879           $604,095
                                                                                           ========           ========
Liabilities and Shareholders' Equity
Current liabilities
        Current portion of notes payable                                                   $     20           $     25
        Accounts payable and accrued expenses                                                11,646             22,242
        Advance billings and customer deposits                                                3,171              3,272
        Accounts payable--affiliate                                                           2,023              3,160
                                                                                           --------           --------
            Total current liabilities                                                        16,860             28,699
        Long-term debt                                                                      402,949            452,778
        Notes payable--affiliate                                                              3,341                 --
        Deferred income taxes                                                                80,811             67,136
                                                                                           --------           --------
            Total liabilities                                                               503,961            548,613
                                                                                           --------           --------
Commitments and contingencies (Note 5)
Minority Interest                                                                            61,836             44,512
                                                                                           --------           --------
Shareholders' equity
        Common stock                                                                             --                 --
        Additional paid-in capital                                                           35,000             35,000
        Accumulated deficit                                                                  (8,918)           (24,030)
                                                                                           --------           --------
            Total shareholders' equity                                                       26,082             10,970
                                                                                           --------           --------
            Total liabilities and shareholders' equity                                     $591,879           $604,095
                                                                                           ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (In thousands)

                                                               For the Three Months Ended      For the Nine Months Ended
                                                               September 30, September 30,     September 30, September 30,
                                                                   1999         1998               1999         1998
                                                               --------       ------              --------     ------
                                                                     (Unaudited)                      (Unaudited)
Revenue
 Basic services                                                $ 23,161       $1,992              $ 65,225     $2,123
 Premium services                                                 2,095           70                 6,174         85
 Other                                                            3,173          153                 8,799        161
                                                               --------       ------              --------     ------
    Total revenues                                               28,429        2,215                80,198      2,369

Operating expenses
 Selling, general and administrative                              4,986          418                14,765        439
 Programming                                                      7,406          623                21,372        662
 Technical and operations                                         3,262          198                 9,171        216
 Depreciation and amortization                                   11,478          602                33,574        654
                                                               --------       ------              --------     ------
Income from operations                                            1,297          374                 1,316        398

Other income (expense)
 Interest income                                                     35           --                   743         --
 Interest expense                                               (11,094)        (675)              (34,340)      (680)
                                                               --------       ------              --------     ------
Loss before income taxes                                         (9,762)        (301)              (32,281)      (282)
Benefit from income taxes                                         3,521           --                13,700         --
                                                               --------       ------              --------     ------
Loss before minority interest                                    (6,241)        (301)              (18,581)      (282)
Minority interest in loss of consolidated entity                  1,115           --                 3,469         --
                                                               --------       ------              --------     ------
 Net loss                                                      $ (5,126)      $ (301)             $(15,112)    $ (282)
                                                               ========       ======              ========     ======


The accompanying notes are an integral part of these consolidated financial statements.

        AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
          (In thousands, except share amounts)

                                          For the Nine Months Ended September 30, 1999 (Unaudited)
                                      ----------------------------------------------------------------
                                         Common              Additional                     Total
                                         Shares     Common     Paid-In     Accumulated  Shareholders'
                                      Outstanding    Stock     Capital       Deficit         Equity
                                      ------------  -------  -----------  --------------  ------------
Balance, December 31, 1998                    100      $--      $35,000       $ (8,918)     $ 26,082
Net loss for the nine months ended
 September 30, 1999                            --       --           --        (15,437)      (15,437)
                                      ------------  -------  -----------      ---------     ---------
Balance, September 30, 1999                   100      $--      $35,000       $(24,355)     $ 10,645
                                      ============  =======  ===========      =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                                                            For the Nine   For the Nine
                                                                                            Months Ended   Months Ended
                                                                                            September 30,  September 30,
                                                                                                1998           1999
                                                                                            ------------   ------------
                                                                                            (Unaudited)    (Unaudited)
Cash flows from operating activities
 Net income (loss)                                                                              $   (282)      $(15,437)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities
  Depreciation and amortization                                                                      654         33,574
  Accretion of Senior Discount Notes                                                                  --         10,102
  Decrease in minority interest                                                                       --         (3,144)
 Net change in certain assets and liabilities, net of business acquisitions
  Decrease (increase) in subscriber receivables                                                      100         (1,092)
  Decrease in accounts receivables                                                                    --            124
  Increase in prepayment and other assets                                                            (24)          (129)
  Increase in accounts payable and accrued expenses                                                  774         10,582
  Increase in deferred revenue                                                                        17            101
  Increase in accounts payable, net--affiliate                                                        --            876
  Increase in accrued interest                                                                       564             --
  Increase in long-term debt                                                                          --            951
  Decrease in deferred income taxes, net                                                              --        (13,298)
                                                                                                --------       --------
   Net cash provided by operating activities                                                       1,803         23,210
                                                                                                --------       --------
Cash flow from investing activities
 Additions to property, plant and equipment                                                          (72)       (15,009)
 Change in restricted cash                                                                           500             --
 Payment for acquisitions, net                                                                   (38,426)       (49,929)
                                                                                                --------       --------
   Net cash used in investing activities                                                         (37,998)       (64,938)
                                                                                                --------       --------
Cash flow from financing activities
 Increase (decrease) in note payable--affiliate                                                    2,841         (3,341)
 Capital contribution                                                                              4,862             --
 Proceeds from the issuance of the Credit Facility                                                29,600         45,300
 Payment of deferred financing costs                                                                (470)            --
 Payment of term loans and revolving credit facility                                                  --         (6,524)
 Proceeds from the issuance of notes payable                                                         500             --
                                                                                                --------       --------
   Net cash provided by financing activities                                                      37,333         35,435
                                                                                                --------       --------
Net increase (decrease) in cash                                                                    1,138         (6,293)
Cash at beginning of the period                                                                       --          9,288
                                                                                                --------       --------
   Cash at end of the period                                                                    $  1,138       $  2,995
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

 . Michigan Holdings contributed the Senior Discount Notes to the Company who then contributed the notes to Avalon Cable LLC. Both the Company and Michigan Holdings became guarantors of the Senior Discount Notes. The Company does not have significant assets other than its investment in Avalon Cable LLC at September 30, 1999.

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

 The financial statements as of September 30,1999 and for the three and nine month periods ended September 30, 1999 and 1998 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments except for the acquisition of Cross Country Cable, LLC ("Cross Country"), Nova Cablevision, Inc., Nova Cablevision VI, L.P. and Nova Cablevision VII, L.P. ("Nova Cable"), Novagate Communication Corporation


                AVALON CABLE OF MICHIGAN, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands except per share data)

("Novagate"), Traverse Internet, R/Com. L.C., Taconic Technology Corporation ("Taconic"), the Mercom Merger and the contribution of assets and liabilities by the Company) necessary to present fairly the financial information included therein.

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

4.       Minority Interest

 The activity in minority interest for the nine months ended September 30, 1999 is as follows:

                                                            Avalon
                                                            Cable
                                                 Mercom     LLC        Total
                                                 --------   --------   --------
Balance at December 30, 1999                     $ 13,855    $47,981   $ 61,836
Purchase of the minority interest of Mercom       (13,855)        --    (13,855)
Loss allocated to minority interest                    --     (3,469)    (3,469)
                                                 --------   --------   --------
                                                 $     --     44,512     44,512
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations.
        --------------

Results of Operations

Overview
--------

 The following historical results of operations of Avalon Cable LLC, Avalon Cable of Michigan Holdings, Inc., and Avalon Cable of Michigan, Inc. refer to their results of operations for the three months ended September 30, 1999 compared to the three months ended June 30, 1999. There were minimal results of operations during the three and nine month periods ended September 30, 1998 for Avalon Cable LLC, Avalon Cable of Michigan Holdings, Inc., and Avalon Cable of Michigan, Inc. due to an acquisition closing late in the second quarter of 1998. As such, comparison of the current period results with the corresponding period in the prior year is not meaningful.

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


Three months ended September 30, 1999 compared to the three months ended June 30, 1999

 Revenues for the three months ended September 30, 1999 were $28.4 million, an increase of $1.2 million, or 4%, as compared to revenues of $27.2 million for the three months ended June 30, 1999. This increase is primarily related to a system-wide 8% rate increase on the tiered levels of service, not including limited basic service, that was effective in May; the full quarter effect of additional revenues resulting from the seasonal subscribers; and the acquisition of the cable assets of Taconic Technology Corporation ("Taconic") on July 1, 1999.

  Selling, general and administrative expenses were $5.0 million for the three months ended September 30, 1999, a decrease of $0.3 million, or 5%, as compared to $5.3 million for the three months ended June 30, 1999. This decrease was primarily related to cost savings and marketing expense reimbursements relating to the launch of several channels.

 Programming expenses were $7.4 million for the three months ended September 30, 1999, an increase of $0.3 million, or 4%, as compared to $7.1 million for the three months ended June 30, 1999. This increase was primarily related to the increased cost associated with the servicing of the additional subscribers as discussed above, during the three months ended September 30, 1999.

  Technical expenses were $3.3 million for the three months ended September 30, 1999, an increase of $0.2 million, or 6%, as compared to $3.1 million for the three months ended June 30, 1999. This increase was primarily due to normal operating costs associated with servicing of the additional subscribers.

 Operating income before depreciation and amortization and non-recurring expenses was $12.8 million for the three months ended September 30, 1999, an increase of $1.2 million, or 10%, as compared to $11.6 million for the three months ended June 30, 1999. This increase was primarily due to the increase in revenues for the quarter offset by increases in selling, general and administrative expenses, programming expenses and technical expenses as discussed above.

  Depreciation and amortization expense were $11.5 million for the three months ended September 30, 1999, an increase of $0.2 million, or 2%, as compared to $11.3 million for the three months ended June 30, 1999. This increase was primarily due to the effect of depreciation and amortization costs associated with capital spending and acquisitions made during 1999.

  Interest expense, net was $11.0 million for the three months ended September 30, 1999, a decrease of $0.1 million, or 0%, compared to $11.1 million for the three months ended June 30, 1999. This decrease was primarily related to lower interest rates on the variable rate debt.

  Net loss was $9.8 million for the three months ended September 30, 1999, a decrease of $1.0 million, or 9%, compared to a net loss of $10.8 million for the three months ended June 30, 1999. This increase was primarily due to increased revenue offset by the increased cost associated with the Taconic acquisition and costs associated with servicing of the additional subscribers.

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


Three months ended September 30, 1999 compared to the three months ended June 30, 1999

  Revenues for the three months ended September 30, 1999 were $28.4 million, an increase of $1.2 million, or 4%, as compared to revenues of $27.2 million for the three months ended June 30, 1999. This increase is primarily related to a system-wide 8% rate increase on the tiered levels of service, not including limited basic service, that was effective in May; the full quarter effect of additional revenues resulting from the seasonal subscribers; and the acquisition of the cable assets of Taconic Technology Corporation ("Taconic") on July 1, 1999.

  Selling, general and administrative expenses were $5.0 million for the three months ended September 30, 1999, a decrease of $0.3 million, or 5%, as compared to $5.3 million for the three months ended June 30, 1999. This decrease was primarily related to cost savings and marketing expense reimbursements relating to the launch of several channels.

 Programming expenses were $7.4 million for the three months ended September 30, 1999, an increase of $0.3 million, or 4%, as compared to $7.1 million for the three months ended June 30, 1999. This increase was primarily related to the increased cost associated with the servicing of the additional subscribers as discussed above, during the three months ended September 30, 1999.

  Technical expenses were $3.3 million for the three months ended September 30, 1999, an increase of $0.2 million, or 6%, as compared to $3.1 million for the three months ended June 30, 1999. This increase was primarily due to normal operating costs and costs associated with servicing of the additional subscribers.

 Operating income before depreciation and amortization and non-recurring expenses was $12.8 million for the three months ended September 30, 1999, an increase of $1.3 million, or 11%, as compared to $11.6 million for the three months ended June 30, 1999. This increase was primarily due to the increase in revenues for the quarter offset by changes in selling, general and administrative expenses, programming expenses and technical expenses as discussed above.

  Depreciation and amortization expense were $11.5 million for the three months ended September 30, 1999, an increase of $0.2 million, or 1%, as compared to $11.3 million for the three months ended June 30, 1999. This increase was primarily due to the effect of depreciation and amortization costs associated with capital spending made during 1999.

  Interest expense, net was $11.0 million for the three months ended September 30, 1999, no change as compared to $11.1 million for the three months ended June 30, 1999. This decrease was primarily related to lower interest rates on the variable rate debt.

  Net loss was $5.5 million for the three months ended September 30, 1999, an increase of $0.1 million, or 2%, compared to a net loss of $5.6 million for the three months ended June 30, 1999. This increase was primarily due to the decline in tax benefit recognized in the quarter offset by a year-to-date adjustment in interest expense.

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

Three months ended September 30, 1999 compared to the three months ended June 30, 1999

Revenues for the three months ended September 30, 1999 were $28.4 million, an increase of $1.2 million, or 4%, as compared to revenues of $27.2 million for the three months ended June 30, 1999. This increase is primarily related to a system-wide 8% rate increase on the tiered levels of service, not including limited basic service, that was effective in May; the full quarter effect of additional revenues resulting from the seasonal subscribers; and the acquisition of the cable assets of Taconic Technology Corporation ("Taconic") on July 1, 1999.

  Selling, general and administrative expenses were $5.0 million for the three months ended September 30, 1999, a decrease of $0.3 million, or 5%, as compared to $5.3 million for the three months ended June 30, 1999. This decrease was primarily related to cost savings and marketing expense reimbursements relating to the launch of several channels .

 Programming expenses were $7.4 million for the three months ended September 30, 1999, an increase of $0.3 million, or 4%, as compared to $7.1 million for the three months ended June 30, 1999. This increase was primarily related to the increased cost associated with the servicing of the additional subscribers as discussed above, during the three months ended September 30, 1999.

  Technical expenses were $3.3 million for the three months ended September 30, 1999, an increase of $0.2 million, or 6%, as compared to $3.1 million for the three months ended June 30, 1999. This increase was primarily due to normal operating costs associated with servicing of the additional subscribers.

 Operating income before depreciation and amortization and non-recurring expenses was $12.8 million for the three months ended September 30, 1999, an increase of $1.3 million, or 11%, as compared to $11.5 million for the three months ended June 30, 1999. This increase was primarily due to the increase in revenues for the quarter offset by changes in selling, general and administrative expenses, programming expenses and technical expenses as discussed above.

  Depreciation and amortization expense were $11.5 million for the three months ended September 30, 1999, an increase of $0.2 million, or 1%, as compared to $11.3 million for the three months ended June 30, 1999. This increase was primarily due to the effect of depreciation and amortization costs associated with capital spending made during 1999.

  Interest expense, net was $11.0 million for the three months ended September 30, 1999 no change as compared to $11.1 million for the three months ended June 30, 1999. This decrease was primarily related to lower interest rates on the variable rate debt.

  Net loss was $5.5 million for the three months ended September 30, 1999, an increase of $0.1 million, or 2%, compared to a net loss of $5.6 million for the three months ended June 30, 1999. This increase was primarily due to the decline in tax benefit recognized in the quarter offset by a year-to-date adjustment in interest expense.


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

  At September 30, 1999, Avalon Cable of Michigan LLC, Avalon Cable of New England LLC and Avalon Cable Finance, Inc. had approximately $329.7 million, $330.2 million and $329.7 million of senior indebtedness outstanding, respectively.

 Under the credit facility, the issuers' operating subsidiaries currently have:

 . a $30.0 million revolving credit facility with $18.5 million available at September 30,1999, and

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

 The issuers believe their market risk exposure with regard to their financial instruments is limited to changes in the interest rates in the United States. Based upon the composition of the issuers' variable rate debt outstanding at September 30, 1999 which is the credit facility, a hypothetical 100 basis point increase in interest rates would increase interest expense by approximately $0.35 million for a quarter for each issuer.

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

 In particular, in July 1999, we completed a review and survey of all information technology and non-information technology equipment and software to discover items that may not be Year 2000 compliant. The results of review and survey identified two items that required remediation and testing. Those items relate to our telephone router and New England headend. We have completed the necessary repairs for these items. In addition, we have contacted each material third party vendor of products and services used by our company in writing in order to determine the Year 2000 status of the products and services provided by such vendors. To date, our third party vendors have indicated that all material products and services are Year 2000 compliant.

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


                                        Avalon Cable LLC
                                        ---------------------------
                                        (Registrant)


Date November 12, 1999                  /s/ Joel C. Cohen
     -----------------                  ---------------------------
                                        (Signature)


Date November 12, 1999                  /s/ Peter Polimino
     -----------------                  ---------------------------
                                        (Signature)