Form 10-K405
period 1999-12-31
AVALON CABLE LLC; AVALON CABLE HOLDINGS FINANCE INC
filed 2000-03-30
CIK 1082692, 1082699

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

                X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM  ______________ TO  ______________ .

                            COMMISSION FILE NUMBERS:
                                   333-75415
                                  333-75415-03

                              CC V HOLDINGS, LLC*
                          CC V HOLDINGS FINANCE, INC.*
          (Exact names of Registrants as specified in their charters)

                   DELAWARE                                      13-4029965
                   DELAWARE                                      13-4029969
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                    Identification Numbers)
     12444 POWERSCOURT DRIVE -- SUITE 100                          63131
             ST. LOUIS, MISSOURI                                 (Zip code)
   (Address of principal executive offices)

                                 (314) 965-0555
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X

     State the aggregate market value of the voting equity securities held by non-affiliates of the Registrants:

     All of the issued and outstanding shares of capital stock of CC V Holdings Finance, Inc. are held by CC V Holdings, LLC. All of the limited liability company membership interests of CC V Holdings, LLC are held by Charter Communications Holdings, LLC, a reporting company under the Exchange Act. There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The following documents are incorporated into this Report by reference: None

* CC V Holdings, LLC and CC V Holdings Finance, Inc. meet the conditions set forth in General Instruction J(1)(a) and (b) to the Form 10-K and are therefore filing with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               CC V HOLDINGS, LLC
                          CC V HOLDINGS FINANCE, INC.

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                    PART I
Item 1.     Business....................................................      1
Item 2.     Properties..................................................      2
Item 3.     Legal Proceedings...........................................      3

                                    PART II
Item 5.     Market for Registrant's Common Equity and Related                 4
            Shareholder Matters.........................................
Item 7.     Management's Discussion and Analysis of Financial Condition       5
            and Results of Operations...................................
Item 7a.    Quantitative and Qualitative Disclosures about Market             6
            Risk........................................................
Item 8.     Financial Statements and Supplementary Data.................      7
Item 9.     Changes in and Disagreements with Accountants on Accounting       7
            and Financial Disclosure....................................

                                    PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form       8
            8-K.........................................................
Signatures..............................................................     10

                                     PART I

ITEM 1. BUSINESS

ORGANIZATION AND OWNERSHIP STRUCTURE

     On November 15, 1999, Charter Communications Holding Company, LLC (Charter Holdco) purchased (the "Charter Transaction") Avalon Cable of Michigan Holdings, Inc. (Avalon Michigan Holdings) and directly and indirectly all of the equity interests of Avalon Michigan Holdings, including CC V Holdings, LLC (CC V Holdings, formerly known as Avalon Cable LLC). In connection with a multistep restructuring following the acquisition of Avalon Michigan Holdings, Avalon Michigan Holdings was merged with and into CC V Holdings. Effective January 1, 2000, these acquired interests were transferred to Charter Communications Holdings, LLC, a wholly owned subsidiary of Charter Holdco. Charter Communications Holdings, LLC is a reporting company under the Exchange Act.

GENERAL

     CC V Holdings and its wholly owned subsidiaries (collectively, the "Company") were formed to acquire, operate and develop medium-sized cable television systems. The Company's systems are primarily clustered in Michigan (the "Michigan Systems") and western New England (the "New England Systems"). As of December 31, 1999, they passed approximately 401,200 homes and served approximately 255,100 customers. The Company also owns and operates various Internet service providers, which provide dial-up telephone access to the Internet via a modem. CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.) was formed for the sole purpose of facilitating financings associated with the acquisitions of various cable operating companies. It conducts no other activities.

     The Company's objective is to increase operating cash flow by increasing the customer base and the amount of cash flow per customer. The Company intends to achieve this objective by improving its technical plant, resulting in increasing the bandwidth capacity of its systems, offering new products and services, and maximizing customer satisfaction. The Company also believes that by clustering systems it is able to realize economies of scale, such as reduced payroll, reduced billing and technical costs per subscriber, reduced advertising sales costs, increased local advertising sales, more efficient roll-out and utilization of new technologies, and consolidation of its customer service functions. The Company plans to offer new cable and broadband services including digital television and high-speed Internet access.

     The principal executive offices of the Company are located at 12444 Powerscourt Drive -- Suite 100, St. Louis, Missouri 63131.

THE MICHIGAN SYSTEMS

     The Michigan Systems serve approximately 228,800 customers as of December 31, 1999, located in and around Grand Rapids, Traverse City, Lapeer and Monroe, Michigan.

THE NEW ENGLAND SYSTEMS

     The New England Systems serve approximately 26,300 customers as of December 31, 1999, located in and around Winsted, Connecticut; Berkshire, Massachusetts; and Chatham, New York in western New England and Charlton, Belchertown and Hadley, Massachusetts in central Massachusetts.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, and of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. The Company's actual results could differ materially from those discussed herein, and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. The forward-looking statements within this Form 10-K are identified by words such as "believes", "anticipates", "accepts", "intends", "may", "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the SEC.

     Important factors that could cause actual results to differ materially from the forward-looking statements contained herein include, but are not limited to:

     - General economic and business conditions, both nationally and in the regions where the Company operates;

     - Anticipated capital expenditures for planned upgrades and the ability to fund these expenditures;

     - Technology changes;

     - The Company's ability to effectively compete in a highly competitive environment;

     - Changes in business strategy or development plans;

     - Beliefs regarding the effects of governmental regulation on the Company's business;

     - The ability to attract and retain qualified personnel;

     - Liability and other claims asserted against the Company.

     Readers are urged to review and consider carefully the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

ITEM 2. PROPERTIES

     A cable television system consists of three principal operating components. The first component, known as the headend, receives television and information signals generally by means of special antennas and satellite earth stations. The second component, the distribution network, which originates at the headend and extends throughout the system's service area, consists of microwave relays, coaxial or fiber optic cables and associated electronic equipment placed on utility poles or buried underground. Coaxial cable is a type of cable used for broadband data and cable systems. This type of cable has excellent broadband frequency characteristics, noise, immunity and physical durability. Fiber optic cable is a communication medium that uses hair-thin glass fibers to transmit signals over long distances with minimum signal loss or distortion. The third component of the system is a "drop cable," which extends from the distribution network into each customer's home and connects the distribution system to the customer's television set. An additional component used in certain systems is the home terminal device, or converter/descrambler, that expands channel capacity to permit reception of multiple channels of programming on a non-cable ready television set and permits the operator to control the reception of program offerings by subscribers.

     The Company's principal physical assets consist of cable television systems, including signal-receiving, encoding and decoding apparatus, headends, distribution systems and subscriber house drop equipment for each of the systems. The signal receiving apparatus typically includes a tower, antennas, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, typically are located near the receiving devices. The Company's distribution systems consist primarily of coaxial cable, fiber optic cable and related electronic equipment. As upgrades are completed, the Company will continue to incorporate fiber optic cable. At December 31, 1999, approximately 15% of the Company's customers were served by systems with at least 550 megahertz bandwidth capacity. Customer equipment consists of house drops, converters/descramblers and, in some cases, traps. The Company owns its distribution systems, various office fixtures, test equipment and certain service vehicles. The physical components of the systems require maintenance and periodic upgrading to keep pace with technological advances.

     The Company's cables are generally attached to utility poles in accordance with pole rental agreements with local public utilities, although in some areas the distribution cable is buried in trenches or placed in underground ducts. The FCC regulates most pole attachment rates under the Federal Pole Attachment Act, although in certain cases attachment rates are regulated by state law.

     The Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave complexes and business offices. The Company believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Company's business operations as presently conducted.

ITEM 3. LEGAL PROCEEDINGS

     In connection with the Company's acquisition of Mercom, Inc. (Mercom), former Mercom shareholders holding approximately 731,894 Mercom common shares (approximately 15.3% of all outstanding Mercom common shares) gave notice of their election to exercise appraisal rights as provided by Delaware law. On July 2, 1999, former Mercom shareholders holding 535,501 shares of Mercom common stock filed a petition for appraisal of stock in the Delaware Chancery Court. With respect to 209,893 of the total number of shares for which the Company received notice, the notice provided to the Company was received from beneficial holders of Mercom shares who were not holders of record. The Company believes that the notice with respect to these shares did not comply with Delaware law and is ineffective.

     The Company cannot predict at this time the effect of the elections to exercise appraisal rights on the Company since the Company does not know the extent to which these former Mercom shareholders will continue to pursue appraisal rights under Delaware law or choose to abandon these efforts and seek to accept the consideration payable in the Mercom merger. If these former shareholders continue to pursue their appraisal rights and if a Delaware court were to find that the fair value of the Mercom common shares, exclusive of any element of value arising from the acquisition of Mercom, exceeded $12.00 per share, the Company would have to pay the additional amount for each Mercom common share subject to the appraisal proceedings together with a fair rate of interest. The Company could be ordered by the Delaware court also to pay reasonable attorney's fees and the fees and expenses of experts for the shareholders. In addition, the Company would have to pay its own litigation costs. The Company has already provided for the consideration of $12.00 per Mercom common share due under the terms of the merger with Mercom with respect to these shares but has not provided for any additional amounts or costs. The Company can provide no assurance as to what a Delaware court would find in any appraisal proceeding or when this matter will be resolved. Accordingly, the Company cannot assure that the ultimate outcome would have no material adverse impact on the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     There is no established trading market for the equity interests in CC V Holdings or CC V Holdings Finance, Inc. Charter Communications Holdings, LLC owns all of the limited liability company membership interests of CC V Holdings. CC V Holdings owns all of the outstanding capital stock of CC V Holdings Finance, Inc.

     Effective with the Charter Transaction, the Company records distributions when management fees charged to the Company exceed expenses incurred on its behalf. For the period from November 15, 1999 to December 31, 1999, net distributions totaled $273. The Company has not paid distributions to its members since its inception. The Company's ability to pay distributions is limited under the terms of covenants in the indentures governing the outstanding senior discount notes and the credit agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table summarizes amounts and the percentage of total revenues for certain items for the periods indicated (dollars in thousands):

                                                 PERIOD FROM               PERIOD FROM
                                            NOVEMBER 15, 1999 TO       JANUARY 1, 1999 TO     FOR THE YEAR ENDED
                                              DECEMBER 31, 1999         NOVEMBER 14, 1999      DECEMBER 31, 1998
                                            ---------------------      -------------------    -------------------
                                             AMOUNT          %          AMOUNT        %        AMOUNT        %
                                            ---------      ------      ---------    ------    ---------    ------
Revenues:
  Basic Services........................    $ 11,281        81.0       $ 76,721      81.3     $ 14,976      82.3
  Premium Services......................       1,008         7.2          7,088       7.5        1,468       8.1
  Other.................................       1,641        11.8         10,574      11.2        1,743       9.6
                                            --------       -----       --------     -----     --------     -----
                                              13,930       100.0         94,383     100.0       18,187     100.0
                                            --------       -----       --------     -----     --------     -----
Operating Expenses:
  Programming, General and
     Administrative and Other...........       8,281        59.4         53,089      56.3       10,722      58.9
  Depreciation and Amortization.........       7,822        56.2         39,943      42.3        8,183      45.0
  Corporate Expense Charges-Related
     Party..............................         501         3.6             --        --           --        --
                                            --------       -----       --------     -----     --------     -----
Operating Income (Loss).................      (2,674)      (19.2)         1,351       1.4         (718)     (3.9)
Interest Income.........................          --          --            764       0.8          173       0.9
Interest Expense........................      (7,537)      (54.1)       (40,162)    (42.5)      (8,223)    (45.2)
Other Expense, Net......................          --          --             --        --          (65)     (0.4)
                                            --------       -----       --------     -----     --------     -----
Loss Before Income Taxes................     (10,211)      (73.3)       (38,047)    (40.3)      (8,833)    (48.6)
Provision (Benefit) for Income Taxes....          --          --        (13,936)    (14.8)         186       1.0
                                            --------       -----       --------     -----     --------     -----
Loss Before Minority Interest...........     (10,211)      (73.3)       (24,111)    (25.5)      (9,019)    (49.6)
Minority Interest.......................          --          --          4,499       4.7         (398)     (2.2)
                                            --------       -----       --------     -----     --------     -----
Loss Before Extraordinary Loss on Early
  Extinguishment of Debt................     (10,211)      (73.3)       (19,612)    (20.8)      (9,417)    (51.8)
Extraordinary Loss on Early Exting. of
  Debt..................................          --          --             --        --       (5,965)    (32.8)
                                            --------       -----       --------     -----     --------     -----
Net Loss................................    $(10,211)      (73.3)      $(19,612)    (20.8)    $(15,382)    (84.6)
                                            ========       =====       ========     =====     ========     =====

     Other financial data is as follows for the periods indicated (dollars in thousands, except Revenue per Basic Customer):

                                                PERIOD FROM
                                            NOVEMBER 15, 1999 TO                          FOR THE YEAR ENDED
                                             DECEMBER 31, 1999                             DECEMBER 31, 1998
                                           ----------------------                         -------------------
EBITDA (a).............................           $  5,148                                     $  7,400
Adjusted EBITDA (b)....................              5,649                                        7,465
Homes Passed (at period end)...........            401,192                                      377,512
Basic Customers........................            255,125                                      232,141
Basic Penetration......................              63.6%                                        61.5%
Premium Units..........................             71,756                                       60,462
Premium Penetration....................              28.1%                                        26.0%
Average Monthly Revenue per Basic
  Customer.............................           $  36.40                                     $  34.89

-------------------------
(a) EBITDA represents earnings (loss) before extraordinary item before interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(b) Adjusted EBITDA means EBITDA before corporate expense charges and other income (expense). Adjusted EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, adjusted EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. Adjusted EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because adjusted EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by adjusted EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

COMPARISON OF RESULTS

     As a result of the Charter Transaction, the application of push-down accounting, and the allocation of purchase price, the financial results for the periods presented above are not comparable. In addition, in 1999 prior to the Charter Transaction, Avalon Michigan Holdings acquired the minority interest of Mercom, and the Company acquired eight cable systems. These transactions further complicate any comparison of the above results.

YEAR 2000 ISSUES

     The Company has not experienced significant service disruptions or any other problems since the beginning of the year 2000. Management can not assure, however, that such problems will not arise in connection with customer billing or other periodic information gathering. The cost of the year 2000 remediation program was approximately $463,000. Management does not anticipate significant additional expenditures during 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to a concentration of credit risk include cash and customer and other receivables. The Company had cash in excess of federally insured deposits at financial institutions at December 31, 1999. The Company does not believe that such deposits are subject to any unusual credit risk beyond the normal credit risk associated with operating its business. The Company extends credit to customers on an unsecured basis in the normal course of business. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management's expectations. The Company's trade receivables reflect a customer base centered in Michigan and New England. The Company routinely assesses the financial strength of its customers; as a result, concentrations of credit risk are limited.

INTEREST RATE HEDGE AGREEMENTS

     The company manages fluctuations in interest rates by using interest rate hedge agreements, as required by certain of its debt agreements. Interest rate caps are accounted for as hedges of debt obligations, and accordingly, the net settlement amounts are recorded as adjustments to interest expense in the period incurred. Premiums paid for interest rate caps are deferred, included in other assets, and are amortized over the original term of the interest rate agreement as an adjustment to interest expense.

     Interest rate caps are entered into by the Company to reduce the impact of rising interest rates on floating rate debt.

     The Company's participation in interest rate hedging transactions involves instruments that have a close correlation with its debt, thereby managing its risk. Interest rate hedge agreements have been designated for hedging purposes and are not held or issued for speculative purposes. Management believes that the sellers of the interest rate hedge agreements will be able to meet their obligations under the agreements. The Company has policies regarding the financial stability and credit standing of the major counterparties. Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the Company's consolidated financial position or results of operations.

INTEREST RATE RISK

     The following summarizes the contract terms and fair values of the Company's financial instruments subject to interest rate risk at December 31, 1999 (dollars in thousands):

                                               EXPECTED MATURITY DATE
                                    --------------------------------------------                                FAIR
                                    2000    2001     2002       2003       2004     THEREAFTER     TOTAL       VALUE
                                    ----    ----    -------    -------    ------    ----------    --------    --------
DEBT
Fixed Rate......................    $--     $--     $ --       $72,979    $ --       $273,521     $346,500    $281,212
  Avg. Interest Rate............    --      --        --         11.8%      --          10.5%        10.8%
Variable Rate...................    --      --        --         1,250     1,250      167,500      170,000     170,000
  Avg. Interest Rate............    --      --        --          9.7%      9.8%         9.8%         9.8%
INTEREST RATE CAP...............    $--     $--     $15,000    $ --       $ --       $ --         $ 15,000    $     16
  Avg. Cap Rate.................    --      --         9.0%      --         --         --             9.0%

     The notional amount of the interest rate cap presented above is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds to settle the outstanding contract. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate rates for the year of maturity based on the yield curve in effect at December 31, 1999.

     Subsequent to year end, the Company repurchased all 150,000 of its senior subordinated notes outstanding (each with a $1,000 face amount) and 16,250 of its senior discount notes outstanding (each with a $1,000 face amount at maturity), primarily pursuant to change of control offers. Both of these issues were included in fixed-rate debt in the table above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements, the related notes thereto, and the reports of independent auditors are included in this Form 10-K beginning on page F-1.

     Separate financial statements for CC V Holdings Finance, Inc., have not been presented as CC V Holdings Finance, Inc. had substantially no assets or equity. Accordingly, management has determined that such financial statements would not be material to investors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company filed a form 8-K dated January 28, 2000 (amended on February 24, 2000), which announced a change in the Company's principal independent accountants from PricewaterhouseCoopers LLP to Arthur Andersen LLP.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Financial Statements: A listing of the financial statements, notes and reports of independent auditors required by Item 8 begins on page F-1 of this Annual Report on Form 10-K.

          2. Financial Statement Schedules: All schedules are omitted because they are not required, not applicable, or the information is given in the financial statements or notes thereto.

          3. Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
    2.1        Taconic Technology Corp. acquisition agreement. (1)
    2.2        Securities Purchase Agreement, dated as of May 13, 1999, by and between Avalon Cable Holdings, LLC, Avalon Investors,
               L.L.C., Avalon Cable of Michigan Holdings, Inc., CC V
               Holdings, LLC (formerly known as Avalon Cable LLC), Charter
               Communications Holdings LLC and Charter Communications, Inc.
               (1)
    3.1        Certificate of Formation of CC V Holdings, LLC (formerly
               known as Avalon Cable LLC). (2)
  3.1(a)*      Amendment to Certificate of Formation of CC V Holdings, LLC
               (formerly known as Avalon Cable LLC).
    3.2        Certificate of Incorporation of CC V Holdings Finance, Inc.
               (formerly known as Avalon Cable Holdings Finance, Inc.). (2)
    3.5        Amended and Restated Limited Liability Company Agreement of
               CC V Holdings, LLC (formerly known as Avalon Cable LLC). (2)
    3.6*       Amended and Restated By-Laws of CC V Holdings Finance, Inc.
               (formerly known as Avalon Cable Holdings Finance, Inc.).
    4.1        Indenture, dated as of December 10, 1998, by and among CC V
               Holdings, LLC (formerly known as Avalon Cable LLC), Avalon
               Cable of Michigan Holdings, Inc. and CC V Holdings Finance,
               Inc. (formerly known as Avalon Cable Holdings Finance,
               Inc.), as Issuers and The Bank of New York, as Trustee for
               the Notes. (2)
    4.2        Supplemental Indenture, dated as of March 26, 1999, by and among CC V Holdings, LLC (formerly known as Avalon Cable
               LLC), Avalon Cable of Michigan Holdings, Inc. and CC V
               Holdings Finance, Inc. (formerly known as Avalon Cable
               Holdings Finance, Inc.), as Issuers, Avalon Cable of
               Michigan, Inc., as guarantor, and The Bank of New York, as
               Trustee for the Notes. (2)
   10.10       Credit Agreement, dated as of November 15, 1999, among CC V
               Holdings, LLC (formerly known as Avalon Cable LLC), CC
               Michigan, LLC (formerly known as Avalon Cable of Michigan
               LLC), and CC New England, LLC (formerly known as Avalon
               Cable of New England LLC), several banks and other financial institutions or entities named therein, First Union National
               Bank and PNC Bank, National Association, as syndication
               agents, Bank of Montreal, Chicago Branch and Mercantile Bank
               National Association, as co-documentation agents, and Bank of Montreal, as administrative agent. (3)

EXHIBIT
 NUMBER                                DESCRIPTION
-------                                -----------
10.10(a)       First Amendment to Credit Agreement, dated December 21,
               1999, by and among CC Michigan, LLC (formerly known as
               Avalon Cable of Michigan LLC) and CC New England, LLC
               (formerly known as Avalon Cable of New England LLC) as
               borrowers, CC V Holdings, LLC (formerly known as Avalon
               Cable LLC) as guarantor and several banks and other
               financial institutions named therein. (4)
   27.1*       Financial Data Schedule.

-------------------------
(1) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-75453) filed by CC Michigan, LLC (formerly known as Avalon Cable of Michigan LLC), CC New England, LLC (formerly known as Avalon Cable of New England LLC), Avalon Cable Finance, Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999.

(2) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-75415) filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999.

(3) Incorporated by reference to the report on Form 8-K of Charter Communications, Inc. (File No. 333-83887) filed on November 29, 1999.

(4) Incorporated by reference to the Annual Report on Form 10-K of Charter Communications, Inc. (File No. 000-27927) filed on March 28, 2000.

* Filed herewith.

     (b) Reports on Form 8-K:

     On November 30, 1999, the Company filed a Form 8-K announcing that on November 15, 1999, all of the equity interests of Avalon Cable LLC (now known as CC V Holdings, LLC) were acquired (directly or indirectly) by Charter Communications, Inc. (Charter Communications) and Charter Holdco. Immediately after this acquisition, Charter Communications contributed its indirect interest in Avalon Cable LLC to Charter Holdco.

     In addition, the Company filed a form 8-K dated January 28, 2000 (amended on February 24, 2000), which announced a change in the Company's principal independent accountants, provided results on the Company's change of control offer for its senior discount notes, and discussed a corporate reorganization.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual reports or proxy materials were sent to the Registrants' security holders during fiscal year 1999.

                               CC V HOLDINGS, LLC
                          CC V HOLDINGS FINANCE, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
CC V HOLDINGS, LLC AND SUBSIDIARIES
Report of Independent Public Accountants....................     F-2
Consolidated Balance Sheet as of December 31, 1999..........     F-3
Consolidated Statements of Operations for the period from
  November 15, 1999, through December 31, 1999 and for the
  period from January 1, 1999, through November 14, 1999....     F-4
Consolidated Statement of Changes in Shareholders' Equity
  for the period from January 1, 1999, through November 14,
  1999......................................................     F-5
Consolidated Statements of Cash Flows for the period from
  November 15, 1999, through December 31, 1999 and for the
  period from January 1, 1999, through November 14, 1999....     F-6
Notes to Consolidated Financial Statements..................     F-7
AVALON CABLE LLC AND SUBSIDIARIES
Report of Independent Accountants...........................    F-17
Consolidated Balance Sheet as of December 31, 1998 and
  1997......................................................    F-18
Consolidated Statement of Operations for the year ended
  December 31, 1998 and for the period from September 4,
  1997 (inception) through December 31, 1997................    F-19
Consolidated Statement of Changes in Members' Interest for
  the period from September 4, 1997 (inception) through
  December 31, 1998.........................................    F-20
Consolidated Statement of Cash Flows for the year ended
  December 31, 1998 and for the period from September 4,
  1997 (inception) through December 31, 1997................    F-21
Notes to Consolidated Financial Statements..................    F-22
AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES
Report of Independent Accountants...........................    F-35
Consolidated Balance Sheet as of December 31, 1998 and
  1997......................................................    F-36
Consolidated Statements of Operations for the year ended
  December 31, 1998 and for the period from September 4,
  1997 (inception) through December 31, 1997................    F-37
Consolidated Statement of Changes in Shareholders' Equity
  for the period from September 4, 1997 (inception) through
  December 31, 1998.........................................    F-38
Consolidated Statement of Cash Flows for the year ended
  December 31, 1998 and for the period from September 4,
  1997 (inception) through December 31, 1997................    F-39
Notes to Consolidated Financial Statements..................    F-40
CABLE MICHIGAN, INC. AND SUBSIDIARIES
Report of Independent Accountants...........................    F-53
Consolidated Balance Sheets as of December 31, 1997 and
  November 5, 1998..........................................    F-54
Consolidated Statements of Operations for the years ended
  December 31, 1996 and 1997, and for the period from
  January 1, 1998 to November 5, 1998.......................    F-55
Consolidated Statements of Changes in Shareholders' Deficit
  for the years ended December 31, 1996 and 1997, and for
  the period from January 1, 1998 to November 5, 1998.......    F-56
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996 and 1997, and for the period from
  January 1, 1998 to November 5, 1998.......................    F-57
Notes to Consolidated Financial Statements..................    F-58

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO CC V HOLDINGS, LLC:

     We have audited the accompanying consolidated balance sheet of CC V Holdings, LLC and subsidiaries as of December 31, 1999, and the related consolidated statements of operations and cash flows for the period from November 15, 1999, through December 31, 1999, and the consolidated statements of operations, changes in shareholders' equity and cash flows for the period from January 1, 1999, through November 14, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CC V Holdings, LLC and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the period from November 15, 1999, through December 31, 1999, and for the period from January 1, 1999, through November 14, 1999, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, substantially all of CC V Holdings, LLC was acquired by Charter Communications Holding Company, LLC as of November 15, 1999, in a business combination accounted for as a purchase. As a result of the application of purchase accounting, the consolidated financial statements of CC V Holdings, LLC and subsidiaries as of December 31, 1999, and for the Successor Period (November 15, 1999, through December 31, 1999), are presented on a different cost basis than financial statements presented for the Predecessor Period (January 1, 1999, through November 14, 1999), and accordingly, are not directly comparable.

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
  February 16, 2000

                      CC V HOLDINGS, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                               SUCCESSOR
                                                              ------------
                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  6,806
  Accounts receivable, net of allowance for doubtful
     accounts of $1,143.....................................       1,920
  Prepaid expenses and other................................         663
                                                                --------
       Total current assets.................................       9,389
                                                                --------
INVESTMENT IN CABLE PROPERTIES:
  Property, plant and equipment.............................     121,285
  Franchises................................................     721,744
                                                                --------
       Total investment in cable properties.................     843,029
                                                                --------
DEFERRED FINANCING COSTS....................................       1,983
                                                                --------
                                                                $854,401
                                                                ========
              LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................    $ 25,132
  Payables to manager of cable systems--related parties.....       4,971
                                                                --------
       Total current liabilities............................      30,103
                                                                --------
LONG-TERM DEBT..............................................     451,212
DEFERRED MANAGEMENT FEES--RELATED PARTIES...................         262
MEMBER'S EQUITY--100 units issued and outstanding...........     372,824
                                                                --------
                                                                $854,401
                                                                ========

  The accompanying notes are an integral part of this consolidated statement.

                      CC V HOLDINGS, LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                               SUCCESSOR     PREDECESSOR
                                                              ------------   ------------
                                                              PERIOD FROM    PERIOD FROM
                                                              NOVEMBER 15,    JANUARY 1,
                                                                 1999,          1999,
                                                                THROUGH        THROUGH
                                                              DECEMBER 31,   NOVEMBER 14,
                                                                  1999           1999
                                                              ------------   ------------
REVENUES:
  Basic services............................................    $ 11,281       $ 76,721
  Premium services..........................................       1,008          7,088
  Other.....................................................       1,641         10,574
                                                                --------       --------
                                                                  13,930         94,383
                                                                --------       --------
OPERATING EXPENSES:
  Programming...............................................       3,597         24,927
  General and administrative................................       1,991         10,968
  Service...................................................       2,377         16,311
  Marketing.................................................         316            883
  Depreciation and amortization.............................       7,822         39,943
  Corporate expense charges--related parties................         501         --
                                                                --------       --------
                                                                  16,604         93,032
                                                                --------       --------
     (Loss) income from operations..........................      (2,674)         1,351
                                                                --------       --------
OTHER INCOME (EXPENSE):
  Interest income...........................................      --                764
  Interest expense..........................................      (7,537)       (40,162)
                                                                --------       --------
                                                                  (7,537)       (39,398)
                                                                --------       --------
     Loss before income taxes...............................     (10,211)       (38,047)
BENEFIT FROM INCOME TAXES...................................      --            (13,936)
                                                                --------       --------
     Loss before minority interest..........................     (10,211)       (24,111)
MINORITY INTEREST IN LOSS OF SUBSIDIARY.....................      --              4,499
                                                                --------       --------
     Net loss...............................................    $(10,211)      $(19,612)
                                                                ========       ========

 The accompanying notes are an integral part of these consolidated statements.

                      CC V HOLDINGS, LLC AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                               ADDITIONAL                     TOTAL
                                                      COMMON    PAID-IN     ACCUMULATED   SHAREHOLDERS'
                                                      STOCK     CAPITAL       DEFICIT        EQUITY
                                                      ------   ----------   -----------   -------------
BALANCE, January 1, 1999............................    $--     $35,000      $ (8,918)      $ 26,082
  Net loss..........................................    --        --          (19,612)       (19,612)
                                                        --      -------      --------       --------
BALANCE, November 14, 1999..........................    $--     $35,000      $(28,530)      $  6,470
                                                        ==      =======      ========       ========

  The accompanying notes are an integral part of this consolidated statement.

                      CC V HOLDINGS, LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               SUCCESSOR     PREDECESSOR
                                                              ------------   ------------
                                                              PERIOD FROM    PERIOD FROM
                                                              NOVEMBER 15,    JANUARY 1,
                                                                 1999,          1999,
                                                                THROUGH        THROUGH
                                                              DECEMBER 31,   NOVEMBER 14,
                                                                  1999           1999
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $(10,211)      $(19,612)
  Adjustments to reconcile net loss to net cash provided by
     operating activities--
     Depreciation and amortization..........................       7,822         39,943
     Deferred income taxes..................................      --            (16,969)
     Minority interest in loss of subsidiary................      --              4,499
     Noncash interest expense...............................       1,855         11,764
     Net change in certain assets and liabilities, net of
      effects from acquisitions--
       Accounts receivable..................................         782         (1,182)
       Prepaid expenses and other...........................          76           (409)
       Receivable from affiliate............................      --                124
       Accounts payable and accrued expenses................      (3,399)        15,285
       Payables to manager of cable systems--related
        parties.............................................       4,971         --
       Payable to affiliate.................................      --             (2,206)
       Other operating activities...........................        (469)        (2,905)
                                                                --------       --------
     Net cash provided by operating activities..............       1,427         28,332
                                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................      (2,042)       (13,683)
  Payments for acquisitions, net of cash acquired...........      --            (47,237)
  Other investing activities................................      --            (11,414)
                                                                --------       --------
     Net cash used in investing activities..................      (2,042)       (72,334)
                                                                --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt..............................       5,000         39,428
  Repayments of long-term debt..............................      --                (20)
  Payment of deferred financing costs.......................      (2,000)        --
  Distributions.............................................        (273)        --
                                                                --------       --------
     Net cash provided by financing activities..............       2,727         39,408
                                                                --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       2,112         (4,594)
                                                                --------       --------
CASH AND CASH EQUIVALENTS, beginning of period..............       4,694          9,288
                                                                --------       --------
CASH AND CASH EQUIVALENTS, end of period....................    $  6,806       $  4,694
                                                                ========       ========
CASH PAID FOR INTEREST......................................    $  2,551       $ 30,429
                                                                ========       ========
CASH PAID FOR TAXES.........................................    $ --           $    283
                                                                ========       ========
NONCASH TRANSACTION -- Increase in franchises and member's
  equity resulting from the application of purchase
  accounting................................................    $383,308       $ --
                                                                ========       ========

 The accompanying notes are an integral part of these consolidated statements.

                      CC V HOLDINGS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of CC V Holdings, LLC (CC V Holdings), (formerly known as Avalon Cable LLC (Avalon Cable)), and its wholly owned subsidiaries (collectively, the "Company"). CC V Holdings is a Delaware limited liability company. The Company derives its primary source of revenues by providing various levels of cable programming and services to residential and business customers. The Company operates primarily in the state of Michigan and in the New England area. The Company also owns and operates various Internet service providers, which provide dial-up telephone access to the Internet via a modem.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

Acquisition

     On November 15, 1999, Charter Communications Holding Company, LLC (Charter Holdco) purchased directly and indirectly all of the equity interests of Avalon Cable of Michigan Holdings, Inc. (Avalon Michigan Holdings) for an aggregate purchase price of $832,000, including assumed debt of $273,400 (the "Charter Acquisition"). In connection with a multistep restructuring following the acquisition of Avalon Michigan Holdings, Avalon Michigan Holdings was merged with and into CC V Holdings. Effective January 1, 2000, these interests acquired were transferred to Charter Communications Holdings, LLC, a wholly owned subsidiary of Charter Holdco.

     As a result of the Charter Acquisition, the Company has applied purchase accounting in the preparation of the accompanying consolidated financial statements. Accordingly, CC V Holdings' increased its member's equity to $383,308 to reflect the amount paid in the Charter Acquisition and has allocated that amount to assets acquired and liabilities assumed based on their relative fair values including amounts assigned to franchises of $727,720. The allocation of the purchase price is based, in part, on preliminary information, which is subject to adjustment upon completion of certain appraisal and valuation information. Management believes that finalization of the purchase price and allocation will not have a material impact on the consolidated results of operations or financial position of the Company.

     As a result of the Charter Acquisition and the application of purchase accounting, financial information in the accompanying consolidated financial statements and notes thereto as of December 31, 1999, and for the period from November 15, 1999, through December 31, 1999 (the "Successor Period") are presented on a different cost basis than the financial information for the period from January 1, 1999, through November 14, 1999, (the "Predecessor Period") and therefore, such information is not comparable.

     Prior to the Charter Acquisition, Avalon Michigan Holdings had a majority interest in CC V Holdings.

Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost that approximates market value.

Property, Plant and Equipment

     Property, plant and equipment is recorded at cost, including all direct and certain indirect costs associated with the construction of cable television transmission and distribution facilities, and the cost of new customer installations. The costs of disconnecting a customer are charged to expense in the period incurred. Expenditures for repairs and maintenance are charged to expense as incurred, while equipment replacement and betterments are capitalized.

     Depreciation for the Successor Period is provided on the straight-line method over the estimated useful lives of the related assets as follows:

Cable distribution systems..................................  3-15 years
Buildings and leasehold improvements........................  5-15 years
Vehicles and equipment......................................   3-5 years

     Depreciation for the Predecessor Period was provided on the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and improvement...................................  10-25 years
Cable plant and equipment...................................   5-12 years
Vehicles....................................................      5 years
Office furniture and equipment..............................   5-10 years

Franchises

     Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable systems, including the Charter Acquisition, represent the excess of the cost of properties acquired over the amounts assigned to net tangible assets and identifiable intangible assets at the date of acquisition and are amortized using the straight-line method over a period of 15 years. The period of 15 years is management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Company. Accumulated amortization was $5,976 at December 31, 1999. Amortization expense for the period from January 1, 1999 through November 14, 1999 and for the period from November 15, 1999, through December 31, 1999, was $29,679 and $5,976, respectively.

Deferred Financing Costs

     Costs related to the Senior Credit Facilities (as defined below) are deferred and amortized to interest expense using the effective interest rate method over the term of the related borrowing. As of December 31, 1999, accumulated amortization of deferred financing costs is $17.

Impairment of Assets

     If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

Revenues

     Cable television revenues from basic and premium services are recognized when the related services are provided.

     Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 1999, no installation revenue has been deferred, as direct selling costs have exceeded installation revenue.

     Fees collected from programmers to guarantee carriage are deferred and amortized to income over the life of the contracts. Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis from the Company's customers and are periodically remitted to local franchises. Franchise fees collected and paid are reported as revenues and expenses.

Interest Rate Hedge Agreements

     The Company manages fluctuations in interest rates by using interest rate hedge agreements, as required by certain of its debt agreements. Interest rate caps are accounted for as hedges of debt obligations, and accordingly, the net settlement amounts are recorded as adjustments to interest expense in the period incurred. Premiums paid for interest rate caps are deferred, included in other assets, and are amortized over the original term of the interest rate agreement as an adjustment to interest expense.

     Interest rate caps are entered into by the Company to reduce the impact of rising interest rates on floating rate debt.

     The Company's participation in interest rate hedging transactions involves instruments that have a close correlation with its debt, thereby managing its risk. Interest rate hedge agreements have been designated for hedging purposes and are not held or issued for speculative purposes.

Income Taxes

     Prior to the Charter Acquisition, the Company filed a consolidated income tax return. The tax benefit of $13,936 in the accompanying consolidated statement of operations for the period from January 1, 1999, through November 14, 1999, is recorded at 37%. This approximates the statutory tax rate of the Company.

     Beginning November 15, 1999, the Company and all subsidiaries are limited liability companies such that all income taxes are the responsibility of the equity member of the Company and are not provided for in the accompanying consolidated financial statements. In addition, certain subsidiaries or corporations are subject to income taxes but have no operations and, therefore, no material income tax liabilities or assets.

Segments

     Segments have been identified based upon management responsibility. The Company operates in one segment, cable services.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

     Financial instruments which potentially expose the Company to a concentration of credit risk include cash and subscriber and other receivables. The Company had cash in excess of federally insured deposits at financial institutions at December 31, 1999. The Company does not believe that such deposits are subject to any unusual credit risk beyond the normal credit risk associated with operating its business. The Company extends credit to customers on an unsecured basis in the normal course of business. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management's expectations. The Company's trade receivables reflect a customer base centered in Michigan and New England. The Company routinely assesses the financial strength of its customers; as a result, concentrations of credit risk are limited.

2. MEMBER'S EQUITY:

     For the period from November 15, 1999, through December 31, 1999, successor member's equity consisted of the following:

BALANCE, November 15, 1999..................................    $383,308
  Net loss..................................................     (10,211)
  Distributions to Charter Communications, Inc. and
     Charter Investment, Inc................................        (273)
                                                                --------
BALANCE, December 31, 1999..................................    $372,824
                                                                ========

3. ACQUISITIONS:

     On March 26, 1999, Avalon Michigan Holdings acquired the minority interest of Mercom Inc. (Mercom) for $21,875. In addition, the Company acquired eight cable systems for an aggregate purchase price of $25,362 in 1999. These eight acquisitions, which were completed during the Predecessor Period, were accounted for using the purchase method of accounting and, accordingly, results of operations of the acquired systems have been included in the accompanying consolidated financial statements from the dates of acquisition. The purchase prices were allocated to tangible and intangible assets based on estimated fair market values at the dates of acquisition. The excess of the consideration paid over the estimated fair market values of the net assets acquired was $12,940 and was amortized using the straight-line method over 15 years during the Predecessor Period. All goodwill was eliminated as a result of the Charter Acquisition.

     Unaudited pro forma operating results as though the 1999 acquisitions discussed above, including the Charter Acquisition, had occurred on January 1, 1999, with adjustments to give effect to amortization of franchises, interest expense and certain other adjustments are as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                    1999
                                                                ------------
                                                                (UNAUDITED)
Revenues....................................................      $110,308
Loss from operations........................................       (17,580)
Net loss....................................................       (59,668)

     The unaudited pro forma financial information has been presented for comparative purposes and does not purport to be indicative of the results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

4. PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consists of the following at December 31, 1999:

Cable distribution systems..................................    $101,675
Buildings and leasehold improvements........................      16,636
Vehicles and equipment......................................       4,776
                                                                --------
                                                                 123,087
Less--Accumulated depreciation..............................      (1,802)
                                                                --------
                                                                $121,285
                                                                ========

     Depreciation expense for assets owned by the Company for the period from January 1, 1999, through November 14, 1999, and for the period from November 15, 1999, through December 31, 1999, was $10,264 and $1,802, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     Accounts payable and accrued expenses consist of the following at December 31, 1999:

Accrued litigation costs--see Note 10.......................    $ 9,435
Accrued interest............................................      5,417
Accounts payable............................................      3,427
Accrued programming.........................................      3,047
Accrued franchises..........................................      1,578
Other.......................................................      2,228
                                                                -------
                                                                $25,132
                                                                =======

6. LONG-TERM DEBT:

     The Company has outstanding the following borrowings on long-term debt arrangements at December 31, 1999:

Senior Credit Facility......................................    $170,000
Senior Subordinated Notes...................................     150,000
Senior Discount Notes.......................................     196,000
7.0% Note Payable, due May 2003.............................         500
                                                                --------
                                                                 516,500
Less--Unamortized net discount..............................     (65,288)
                                                                --------
                                                                $451,212
                                                                ========

Credit Facilities

     On November 6, 1998, Avalon Michigan became a co-borrower along with Avalon Cable of New England LLC (Avalon New England) and Avalon Cable Finance, Inc. (Avalon Finance), affiliated companies on the $320,888 senior credit facilities, which included term loan facilities consisting of (i) tranche A term loans of $120,888 and (ii) tranche B term loans of $170,000 and a revolving credit facility of $30,000 (collectively, the "Old Credit Facilities").

     In connection with the Senior Subordinated Notes (as defined below) and Senior Discount Notes (as defined below) offerings, Avalon Michigan repaid $125,013 of the Old Credit Facilities, and the availability under the Old Credit Facilities was reduced to $195,875 prior to the Charter Acquisition.

     The interest rate under the Old Credit Facilities was a rate based on either (i) the base rate (a rate per annum equal to the greater of the Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) or (ii) the Eurodollar rate (a rate per annum equal to the Eurodollar Base Rate divided by 1.00 less the Eurocurrency Reserve Requirements) plus, in either case, an applicable margin.

     In connection with the Charter Acquisition, the Old Credit Facilities were terminated.

     Effective November 15, 1999, the Company became a borrower on $300,000 senior credit facilities, which includes term loan facilities consisting of (i) a Term B Loan of $125,000 that matures on November 15, 2008, and (ii) a revolving credit facility of $175,000 that matures on May 15, 2008 (collectively, the "Senior Credit Facilities"). The Senior Credit Facilities also provide for, at the option of the lenders, supplemental credit facilities in the amounts of $75,000, available until December 31, 2003.

     The interest rate under the Senior Credit Facilities is a rate based on either (i) the base rate (a rate per annum equal to the greater of the Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) or (ii) the Eurodollar rate (a rate per annum equal to the Eurodollar Base Rate divided by 1.00 less the Eurocurrency Reserve Requirements) plus, in either case, an applicable margin. The variable interest rate as of December 31, 1999, ranged from 7.995% to 8.870%. A quarterly commitment fee of between 0.250% to 0.375% per annum is payable on the unborrowed balance of the revolving credit facility.

     Commencing March 31, 2003, and at the end of each quarter thereafter through September 30, 2008, the Term B Loan is payable in installments of 0.25% of the outstanding balance, and the remaining 94.25% unpaid outstanding balance is due on November 15, 2008. Commencing March 31, 2003, and at the end of each quarter thereafter, available borrowings under the revolving credit facility shall be reduced on an annual basis by 5.0% in 2003, 15.0% in 2004, 20.0% in 2005, 22.0% in 2006, 24.0% in 2007 and 14.0% in 2008.

     The Senior Credit Facilities contain restrictive covenants which, among other things, require the Company to maintain certain ratios including consolidated leverage ratios and the interest coverage ratio, fixed charge ratio and debt service coverage.

     The obligations of the Company under the Senior Credit Facilities agreement are secured by substantially all of the assets of the Company.

Senior Subordinated Notes

     In December 1998, Avalon Michigan became a co-issuer of a $150,000 principal amount of 9.375% Senior Subordinated Notes (the "Senior Subordinated Notes").

     The indenture governing the Senior Subordinated Notes provides that upon the occurrence of a change of control each holder of the Senior Subordinated Notes has the right to require the Company to purchase all or any part (equal to $1,000 or an integral multiple thereof) of such holder's Senior Subordinated Notes at an offer price in cash equal to 101% of the aggregate principal amount thereon plus accrued and unpaid interest and Liquidated Damages (as defined in the indentures) thereof, if any, to the date of purchase. The Charter Acquisition constituted a change of control.

     Pursuant to a change of control offer dated December 3, 1999, 134,050 of the Company's 9.375% Senior Subordinated Notes due December 1, 2008 were validly tendered.

     The aggregate repurchase price was $137,400, including accrued and unpaid interest through January 28, 2000, and was funded with equity contributions from Charter Communications Holdings, LLC (Charter Holdings), a wholly owned subsidiary of Charter Holdco and parent of CC V Holdings, which made the cash available from the proceeds of its sale of $1.5 billion of high yield notes in January 2000 (the "January 2000 Charter Holdings Notes").

     In addition to the above change of control repurchase, the Company repurchased the remaining 15,950 notes (including accrued and unpaid interest) in the open market for $16,300, also using cash received from equity contributions ultimately from Charter Holdings, which made the cash available from the sale proceeds of the January 2000 Charter Holdings Notes.

Senior Discount Notes

     On December 10, 1998, Avalon Michigan Holdings and Avalon Cable Holdings Finance, Inc. (collectively, the "Holdings Co-Issuers") issued $196,000 aggregate principal amount at maturity of 11.875% Senior Discount Notes (the "Senior Discount Notes") due 2008.

     The Senior Discount Notes were issued at a substantial discount from their principal amount at maturity, for proceeds of approximately $110,400. Interest on the Senior Discount Notes will accrue but not be payable before December 1, 2003. Thereafter, interest on the Senior Discount Notes will accrue on the principal amount at maturity at a rate of 11.875% per annum commencing December 1, 2003, and will be payable semiannually in arrears on June 1 and December 1 of each year. Prior to December 1, 2003, the accreted value of the Senior Discount Notes will increase, representing amortization of original issue discount, between the date of original issuance and December 1, 2003, on a semiannual basis using a 360-day year comprised of twelve 30-day months, such that the accreted value shall be equal to the full principal amount at maturity of the Senior Discount Notes on December 1, 2003.

     On December 1, 2003, the Holdings Co-Issuers will be required to redeem an amount equal to $369.79 per $1,000 principal amount at maturity of each Senior Discount Note then outstanding on a pro rata basis at a redemption price of 100% of the principal amount at maturity.

     On or after December 1, 2003, the Senior Discount Notes will be subject to redemption at any time at the option of the Holdings Co-Issuers, in whole or in part, at the redemption prices, which are expressed as percentages of principal amount, shown below plus accrued and unpaid interest, if any, and liquidated damages, if any, thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 1 of the years indicated below:

YEAR                                                          PERCENTAGE
----                                                          ----------
2003........................................................  105.938%
2004........................................................  103.958%
2005........................................................  101.979%
2006 and thereafter.........................................  100.000%

     Notwithstanding the foregoing, at any time before December 1, 2001, the holding companies may on any one or more occasions redeem up to 35% of the aggregate principal amount at maturity of senior discount notes originally issued under the Senior Discount Note indenture at a redemption price equal to 111.875% of the accreted value at the date of redemption, plus liquidated damages, if any, to the redemption date, with the net cash proceeds of any equity offering and/or the net cash proceeds of a strategic equity investment.

     Upon the occurrence of a change of control, each holder of Senior Discount Notes will have the right to require the Holdings Co-Issuers to repurchase all or any part of such holder's Senior Discount Notes pursuant to a change of control offer at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages thereon, if any, to the date of purchase. The Charter Acquisition constituted a change of control.

     Upon expiration of the change of control offer (January 26, 2000), 16,250 of the Senior Discount Notes due were validly tendered.

     The Senior Discount Notes were repurchased for $10,500 using cash received from equity contributions from Charter Holdings. As of February 29, 2000, 179,750 Senior Discount Notes remain outstanding with an accreted value of $116,400.

     Based upon outstanding indebtedness at December 31, 1999, and the amortization of term, and scheduled reductions in available borrowings of the revolving credit facility, aggregate future principal payments on the total borrowings under all debt agreements at December 31, 1999, are as follows:

                            YEAR                               AMOUNT
                            ----                              --------
2000........................................................  $  --
2001........................................................     --
2002........................................................     --
2003........................................................    74,229
2004........................................................     1,250
Thereafter..................................................   441,021
                                                              --------
                                                              $516,500
                                                              ========

7. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying and fair values of the Company's significant financial instruments as of December 31, 1999, are as follows:

                                                              CARRYING   NOTIONAL     FAIR
                                                               VALUE      AMOUNT     VALUE
                                                              --------   --------    -----
Debt:
  Senior Credit Facilities..................................  $170,000   $ --       $170,000
  Senior Subordinated Notes.................................   151,500     --        151,500
  Senior Discount Notes.....................................   129,212     --        129,212
  7.0% Note payable, due May 2003...........................       500     --            500
Interest Rate Hedge Agreement:
  Cap.......................................................     --       15,000          16

     The carrying amount of the Senior Credit Facilities approximates fair value as the outstanding borrowings bear interest at market rates. The fair values of the Senior Subordinated Notes and Senior Discount Notes are based on quoted market prices.

     The interest pay rate for the interest rate cap agreement was 9.0% at December 31, 1999.

     The notional amount of the interest rate hedge agreement does not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of the interest rate hedge agreement. The amounts exchanged are determined by reference to the notional amount and the other terms of the contract.

     The fair value of the interest rate hedge agreement generally reflects the estimated amount that the Company would receive (excluding accrued interest) to terminate the contract on the reporting date, thereby taking into account the current unrealized gains or losses of the open contract. Dealer quotations are available for the Company's interest rate hedge agreement.

     Management believes that the seller of the interest rate hedge agreement will be able to meet their obligations under the agreement. In addition, the interest rate hedge agreement is with certain of the participating banks under the Company's Senior Credit Facilities thereby reducing the exposure to credit loss. The Company has policies regarding the financial stability and credit standing of the major counterparties. Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the Company's consolidated financial position or results of operations.

8. RELATED-PARTY TRANSACTIONS:

     Charter Investment, Inc. (Charter Investment) provides management services to the Company including centralized customer billing services, and data processing and related support. Costs for these services are charged directly to the Company's operating subsidiaries and are included in operating costs. These billings are determined based on the number of basic customers. Charter Investment utilizes a combination of excess insurance coverage and self-insurance programs for its medical, dental and workers' compensation claims. Charges are made to the Company as determined by independent actuaries at the present value of the actuarially computed present and future liabilities for such benefits. Depreciation and amortization incurred by Charter Investment and Charter have been allocated to the Company based on the number of the basic customers. Such costs totaled $44 for the period from November 15, 1999, through December 31, 1999, are reflected as a capital contribution. Management believes that costs incurred by Charter Investment on the Company's behalf and included in the accompanying financial statements are not materially different than costs the Company would have incurred as a stand-alone entity.

     Charter, an entity controlled by Paul G. Allen, was named manager of CC V Holdings pursuant to the terms of the limited liability company agreement for CC V Holdings dated as of November 15, 1999. Furthermore, Charter now manages and operates the Company's cable systems pursuant to a Management Agreement entered into with certain subsidiaries of CC V Holdings. The term of the management agreement is 10 years, commencing on November 15, 1999. Charter is entitled to reimbursement for all expenses, costs, losses and liabilities or damages incurred by Charter in connection with the performance of its services. Payment of the management fee is permitted under the Company's credit agreement, but ranks below the Company's senior debt and shall not be paid except to the extent permitted under the Senior Credit Facilities. Such costs totaled $501 for the period from November 15, 1999, through December 31, 1999, and are recorded in corporate expense charges-related parties in the accompanying consolidated financial statements. Deferred management fees at December 31, 1999, are $262.

9. EMPLOYEE BENEFIT PLAN:

     Avalon Michigan had a qualified savings plan under Section 401(k) of the Internal Revenue Code (the "Plan"). In connection with the Charter Acquisition, the Plan's assets were frozen as of November 14, 1999, and employees became fully vested. Effective January 1, 2000, the Company's employees with two months of service are eligible to participate in the Charter Communications, Inc. 401(k) Plan (the "Charter Plan").

Employees that qualify for participation in the Charter Plan can contribute up to 15% of their salary, on a before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service.

10. COMMITMENTS AND CONTINGENCIES:

Leases

     The Company rents poles from utility companies for use in its operations. While rental agreements are generally short-term, the Company anticipates such rentals will continue in the future. The Company also leases office facilities and various equipment under month-to-month operating leases. Rent expense was $1,506 and $212 for the periods from January 1, 1999, through November 14, 1999, and from November 15, 1999, through December 31, 1999, respectively. Rental commitments are expected to continue at approximately the same level for the foreseeable future, including pole rental commitments which are cancelable.

Regulation in the Cable Television Industry

     The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Company cannot predict the impact of future developments on the cable television industry.

     The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

     The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. As of December 31, 1999, the amount refunded by the Company has been insignificant. The Company may be required to refund additional amounts in the future.

     The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous twelve-month period may be ordered upon certification if the Company is unable to justify its basic rates. As of December 31, 1999, approximately 26% of the Company's local franchising authorities are certified to regulate basic tier rates. The Company is unable to estimate at this time the amount of refunds, if any, that may be payable by the Company in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Company does not believe that the amount of any such refunds would have a material adverse effect on the consolidated financial position or results of operations of the Company.

     The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulated rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Company does not believe any adjudications regarding their pre-sunset complaints will have a material adverse effect on the Company's consolidated financial position or results of operations.

     A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation.

Litigation

     In connection with the Company's acquisition of Mercom, former Mercom shareholders holding approximately 731,894 Mercom common shares (approximately 15.3% of all outstanding Mercom common shares) gave notice of their election to exercise appraisal rights as provided by Delaware law. On July 2, 1999, former Mercom shareholders holding 535,501 shares of Mercom common stock filed a petition for appraisal of stock in the Delaware Chancery Court. With respect to 209,893 of the total number of shares for which the Company received notice, the notice provided to the Company was received from beneficial holders of Mercom shares who were not holders of record. The Company believes that the notice with respect to these shares did not comply with Delaware law and is ineffective.

     The Company cannot predict at this time the effect of the elections to exercise appraisal rights on the Company since the Company does not know the extent to which these former Mercom shareholders will continue to pursue appraisal rights under Delaware law or choose to abandon these efforts and seek to accept the consideration payable in the Mercom merger. If these former Mercom shareholders continue to pursue their appraisal rights and if a Delaware court were to find that the fair value of the Mercom common shares, exclusive of any element of value arising from our acquisition of Mercom, exceeded $12.00 per share, the Company would have to pay the additional amount for each Mercom common share subject to the appraisal proceedings together with a fair rate of interest. The Company could be ordered by the Delaware court also to pay reasonable attorney's fees and the fees and expenses of experts for the shareholders. In addition, the Company would have to pay their own litigation costs. The Company has already provided for the consideration of $12.00 per Mercom common share due under the terms of the merger with Mercom with respect to these shares but has not provided for any additional amounts or costs. The Company can provide no assurance as to what a Delaware court would find in any appraisal proceeding or when this matter will be resolved. Accordingly, the Company cannot assure you that the ultimate outcome would have no material adverse impact on the Company.

11. ACCOUNTING STANDARDS NOT YET IMPLEMENTED:

     The Company is required to adopt Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) in 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the consolidated balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 is not expected to have a material impact on the consolidated financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Managers of
Avalon Cable LLC

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in members' interest and cash flows present fairly, in all material respects, the financial position of Avalon Cable LLC and its subsidiaries (the "Company") at December 31, 1997 and 1998 and the results of their operations, changes in members' interest and their cash flows for the period from September 4, 1997 (inception), through December 31, 1997 and for the year ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on the financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /S/ PRICEWATERHOUSECOOPERS LLP
New York, New York
March 30, 1999, except for Note 12,
as to which the date is May 13, 1999

                       AVALON CABLE LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1998          1997
                                                              ----------      ------
                                                              (DOLLARS IN THOUSANDS)
                           ASSETS
CURRENT ASSETS:
Cash........................................................   $  9,288        $ --
Subscriber receivables, less allowance for doubtful accounts
  of $943...................................................      5,862          --
Accounts receivable-affiliate...............................        124          --
Deferred income taxes.......................................        479          --
Prepaid expenses and other current assets...................        580         504
                                                               --------        ----
Total current assets........................................     16,333         504
Property, plant and equipment, net..........................    111,421          --
Intangible assets, net......................................    462,117          --
Other assets................................................        227          --
                                                               --------        ----
Total assets................................................   $590,098        $504
                                                               ========        ====
             LIABILITIES AND MEMBERS' INTEREST
CURRENT LIABILITIES:
Current portion of notes payable............................   $     20        $ --
Accounts payable and accrued expenses.......................     11,646          --
Accounts payable, net-affiliate.............................      2,023         500
Advance billings and customer deposits......................      3,171          --
                                                               --------        ----
Total current liabilities...................................     16,860         500
Note payable, net of current portion........................    402,949          --
Note payable-affiliate......................................      3,341          --
Deferred income taxes.......................................      1,841          --
                                                               --------        ----
Total liabilities...........................................    424,991         500
                                                               --------        ----
Minority interest...........................................     13,855          --
Commitments and contingencies (Note 10)
MEMBERS' INTEREST:
Members' capital............................................    166,630          --
Accumulated earnings (deficit)..............................    (15,378)          4
                                                               --------        ----
Total members' interest.....................................    151,252           4
                                                               --------        ----
Total liabilities and members' interest.....................   $590,098        $504
                                                               ========        ====

  The accompanying notes are an integral part of these consolidated financial statements.

                       AVALON CABLE LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                  FOR THE PERIOD FROM
                                                               FOR THE YEAR        SEPTEMBER 4, 1997
                                                                   ENDED          (INCEPTION) THROUGH
                                                             DECEMBER 31, 1998     DECEMBER 31, 1997
                                                             -----------------    -------------------
                                                                      (DOLLARS IN THOUSANDS)
REVENUE:
Basic services.............................................      $ 14,976               $    --
Premium services...........................................         1,468                    --
Other......................................................         1,743                    --
                                                                 --------               -------
Total revenues.............................................        18,187                    --
Operating expenses:
Selling, general and administrative........................         4,207                    --
Programming................................................         4,564                    --
Technical and operations...................................         1,951                    --
Depreciation and amortization..............................         8,183                    --
                                                                 --------               -------
Loss from operations.......................................          (718)                   --
Other income (expense):
Interest income............................................           173                     4
Interest expense...........................................        (8,223)                   --
Other expense, net.........................................           (65)                   --
                                                                 --------               -------
Income (loss) before income taxes..........................        (8,833)                    4
Provision for income taxes.................................          (186)                   --
                                                                 --------               -------
Income (loss) before minority interest and extraordinary
  item.....................................................        (9,019)                    4
Minority interest in consolidated entity...................          (398)                   --
                                                                 --------               -------
Income (loss) before the extraordinary loss on early
  extinguishment of debt...................................        (9,417)                    4
Extraordinary loss on early extinguishment of debt.........        (5,965)                   --
                                                                 --------               -------
Net income (loss)..........................................      $(15,382)              $     4
                                                                 ========               =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       AVALON CABLE LLC AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' INTEREST
               FROM THE PERIOD FROM SEPTEMBER 4, 1997 (INCEPTION)
                           THROUGH DECEMBER 31, 1998

                                            CLASS A            CLASS B-1        ACCUMULATED    TOTAL
                                        ----------------   ------------------    EARNINGS     MEMBERS'
                                        UNITS       $       UNITS       $        (DEFICIT)    INTEREST
                                        ------   -------   -------   --------   -----------   --------
                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Net income for the period from
  September 4, 1997 through December
  31, 1997............................      --   $    --        --   $     --    $      4     $      4
Issuance of Class A units.............  45,000    45,000        --         --          --       45,000
Issuance of Class B-1 units in
  consideration for Avalon Cable of
  New England LLC.....................      --        --    64,696      4,345          --        4,345
Contribution of assets and liabilities
  of Avalon Cable of Michigan Inc.....      --        --   510,994    117,285          --      117,285
Net loss for the year ended December
  31, 1998............................      --        --        --         --     (15,382)     (15,382)
                                        ------   -------   -------   --------    --------     --------
Balance at December 31, 1998..........  45,000   $45,000   575,690   $121,630    $(15,378)    $151,252
                                        ======   =======   =======   ========    ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       AVALON CABLE LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   FOR THE PERIOD FROM
                                                                                    SEPTEMBER 4, 1997
                                                             FOR THE YEAR ENDED    (INCEPTION) THROUGH
                                                             DECEMBER 31, 1998      DECEMBER 31, 1997
                                                             ------------------    -------------------
                                                                      (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................      $ (15,382)             $       4
Adjustments to reconcile net income to net cash provided by
  operating activities
Depreciation and amortization..............................          8,183                     --
Deferred income taxes, net.................................          1,010                     --
Extraordinary loss on extinguishment of debt...............          5,965                     --
Provision for loss on accounts receivable..................             75                     --
Minority interest in consolidated entity...................            398                     --
Accretion of senior discount notes.........................          1,083                     --
Changes in operating assets and liabilities Increase in
  subscriber receivables...................................         (1,679)
Increase in accounts receivable-affiliates.................           (124)                    --
Increase in prepaid expenses and other current assets......            (76)                    (4)
Increase in accounts payable and accrued expenses..........          4,863                     --
Increase in accounts payable-affiliates....................          1,523                     --
Increase in advance billings and customer deposits.........          1,684                     --
Change in Other, net.......................................           (227)                    --
                                                                 ---------              ---------
Net cash provided by operating activities..................          7,296                     --
                                                                 ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.......................................        (11,468)                    --
Acquisitions, net of cash acquired.........................       (554,402)                    --
                                                                 ---------              ---------
Net cash used in investing activities......................       (565,870)                    --
                                                                 ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of credit facility..................        265,888                     --
Principal payment on credit facility.......................       (125,013)                    --
Proceeds from issuance of senior subordinated debt.........        150,000                     --
Proceeds from issuance of note payable-affiliate...........          3,341                     --
Proceeds from issuance of senior discount notes............        110,411                     --
Proceeds from other notes payable..........................            600                     --
Payments for debt issuance costs...........................         (3,995)                    --
Contribution by members....................................        166,630                     --
                                                                 ---------              ---------
Net cash provided by financing activities..................        567,862                     --
Increase in cash...........................................          9,288                     --
Cash, beginning of period..................................             --                     --
                                                                 ---------              ---------
Cash, end of period........................................      $   9,288              $      --
                                                                 =========              =========
Supplemental disclosures of cash flow information:
Cash paid during the period for interest...................      $   3,480              $      --
                                                                 =========              =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       AVALON CABLE LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     Avalon Cable LLC ("Avalon"), and its wholly owned subsidiaries Avalon Cable Holdings Finance, Inc. ("Avalon Holdings Finance") and Avalon Cable of Michigan LLC ("Avalon Michigan"), were formed in October 1998, pursuant to the laws of the State of Delaware, as a wholly owned subsidiary of Avalon Cable of New England Holdings, Inc. ("Avalon New England Holdings").

     On November 6, 1998, Avalon New England Holdings contributed its 100% interest in Avalon Cable of New England LLC ("Avalon New England") to Avalon in exchange for a membership interest in Avalon. This contribution was between entities under common control and was accounted for similar to a pooling-of-interests. Under this pooling-of-interests method, the results of operations for Avalon include the results of operations from the date of inception (September 4, 1997) of Avalon New England. On that same date, Avalon received $63,000 from affiliated entities, which was comprised of (i) a $45,000 capital contribution by Avalon Investors, LLC ("Avalon Investors") and (ii) a $18,000 promissory note from Avalon Cable Holdings LLC ("Avalon Holdings"), which was used to make a $62,800 cash contribution to Avalon New England.

     The cash contribution received by Avalon New England was used to (i) extinguish existing indebtedness of $29,600 and (ii) fund a $33,200 loan to Avalon Holdings Finance which matures on December 31, 2001.

     On December 10, 1998, Avalon received a dividend distribution from Avalon New England in the amount of $18,206, which was used by Avalon to pay off the promissory note payable to Avalon Holdings, plus accrued interest.

     Avalon Cable of Michigan, Inc. was formed in June 1998, pursuant to the laws of the state of Delaware, as a wholly owned subsidiary of Avalon Cable of Michigan Holdings, Inc. ("Michigan Holdings".) On June 3, 1998, Avalon Cable of Michigan, Inc. entered into an Agreement and Plan of Merger (the "Agreement") among Avalon Cable of Michigan, Inc., Michigan Holdings and Cable Michigan, Inc. ("Cable Michigan"), pursuant to which Avalon Cable of Michigan, Inc. will merge into Cable Michigan and Cable Michigan will become a wholly owned subsidiary of Michigan Holdings (the "Merger"). As part of the Merger, the name of the company was changed to Avalon Cable of Michigan, Inc.

     In accordance with the terms of the Agreement, each share of common stock, par value $1.00 per share ("common stock"), of Cable Michigan outstanding prior to the effective time of the Merger (other than treasury stock shares owned by Michigan Holdings or its subsidiaries, or shares as to which dissenters' rights have been exercised) shall be converted into the right to receive $40.50 in cash (the "Merger Consideration"), subject to certain possible closing adjustments.

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

     Michigan Holdings contributed $137,375 in cash to Avalon Cable of Michigan, Inc., which was used to consummate the Merger. On November 5, 1998, Michigan Holdings received $105,000 in cash in exchange for promissory notes to lenders (the "Bridge Agreement"). On November 6, 1998, Michigan Holdings contributed the proceeds received from the Bridge Agreement and an additional $35,000 in cash to Avalon Cable of Michigan Inc. in exchange for 100 shares of common stock.

                       AVALON CABLE LLC AND SUBSIDIARIES

                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

     On March 26, 1999, Avalon completed a series of transactions to facilitate certain aspects of its financing between affiliated entities under common control. As a result of these transactions:

     - Avalon Cable of Michigan Inc. contributed its assets and liabilities excluding deferred tax liabilities, net to Avalon in exchange for an approximate 88% voting interest in Avalon. Avalon contributed these assets and liabilities to its wholly-owned subsidiary, Avalon Cable of Michigan.

     - Avalon Michigan has become the operator of the Michigan cluster replacing Avalon Cable of Michigan, Inc.

     - Avalon Michigan is an obligor on the Senior Subordinated Notes replacing Avalon Cable of Michigan, Inc., and

     - Avalon Cable of Michigan, Inc. is a guarantor of the obligations of Avalon Michigan under the Senior Subordinated Notes. Avalon Cable of Michigan, Inc. does not have significant assets, other than its investment in Avalon.

     - Avalon is an obligor on the Senior Discount Notes replacing Avalon Cable of Michigan Holdings, Inc.

     As a result of the reorganization between entities under common control, Avalon accounted for the reorganization similar to a pooling-of-interests. Under the pooling-of-interests method, the results of operations for Avalon include the results of operations from the date of inception (June 2, 1998) inception of Avalon Cable of Michigan, Inc. and the date of acquisition of the completed acquisitions.

     Avalon New England and Avalon Michigan provide cable service to the western New England area and the state of Michigan, respectively. Avalon cable systems offer customer packages of basic and premium cable programming services which are offered at a per channel charge or are packaged together to form a tier of services offered at a discount from the combined channel rate. Avalon cable systems also provide premium cable services to their customers for an extra monthly charge. Customers generally pay initial connection charges and fixed monthly fees for cable programming and premium cable services, which constitute the principal sources of revenue for Avalon.

     Avalon Holdings Finance was formed for the sole purpose of facilitating financings associated with the acquisitions of various cable operating companies. Avalon Holdings Finance conducts no other activities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation

     The consolidated financial statements of Avalon and its subsidiaries, include the accounts of Avalon and its wholly owned subsidiaries, Avalon New England, Avalon Michigan and Avalon Holdings Finance (collectively, the "Company"). All significant transactions between Avalon and its subsidiaries have been eliminated.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reported period. Actual results may vary from estimates used.

                       AVALON CABLE LLC AND SUBSIDIARIES

                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

  Revenue recognition

     Revenue is recognized as cable services are provided. Installation fee revenue is recognized in the period in which the installation occurs to the extent that direct selling costs meet or exceed installation revenues.

  Advertising costs

     Advertising costs are charged to operations as incurred. Advertising costs were $82 for the year ended December 31, 1998.

  Concentration of credit risk

     Financial instruments which potentially expose the Company to a concentration of credit risk include cash and subscriber and other receivables. The Company had cash in excess of federally insured deposits at financial institutions at December 31, 1998. The Company does not believe that such deposits are subject to any unusual credit risk beyond the normal credit risk associated with operating its business. The Company extends credit to customers on an unsecured basis in the normal course of business. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management's expectations. The Company's trade receivables reflect a customer base centered in the state of Michigan and New England. The Company routinely assesses the financial strength of its customers; as a result, concentrations of credit risk are limited.

  Property, plant and equipment

     Property, plant and equipment is stated at its fair value for items acquired from Cable Michigan, historical cost for the minority interests share of Mercom property, plant and equipment and cost for additions subsequent to the merger. Initial subscribers installation costs, including materials, labor and overhead costs, are capitalized as a component of cable plant and equipment. The cost of disconnection and reconnection are charged to expense when incurred. Depreciation is computed for financial statement purposes using the straight-line method based upon the following lives:

Vehicles....................................................      5 years
Cable plant and equipment...................................   5-12 years
Office furniture and equipment..............................   5-10 years
Buildings and improvements..................................  10-25 years

  Intangible assets

     Intangible assets represent the estimated fair value of cable franchises and goodwill resulting from acquisitions. Goodwill is the excess of the purchase price over the fair value of the net assets acquired, determined through an independent appraisal. Deferred financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the underlying debt utilizing the effective interest method. Amortization is computed for financial statement purposes using the straight-line method based upon the anticipated economic lives:

Cable franchises............................................  13-15 years
Goodwill....................................................     15 years
Non-compete agreement.......................................      5 years

                       AVALON CABLE LLC AND SUBSIDIARIES

                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

  Accounting for impairments

     The Company follows the provisions of Statement of Financial Accounting Standards No. 121 -- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121").

     SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the net future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles expected to be held and used is based on the fair value of the asset.

     No impairment losses have been recognized by the Company pursuant to SFAS 121.

  Financial instruments

     The Company estimates that the fair value of all financial instruments at December 31, 1998 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The fair value of the notes payable-affiliate are considered to be equal to carrying values since the Company believes that its credit risk has not changed from the time this debt instrument was executed and therefore, would obtain a similar rate in the current market.

  Income taxes

     The Company is not subject to federal and state income taxes since the income or loss of the Company is included in the tax returns of Avalon Cable of Michigan, Inc. and the Company's minority partners. However, Mercom, its majority-owned subsidiary is subject to taxes that are accounted for using Statement of Financial Accounting Standards No. 109 -- "Accounting for Income Taxes". The statement requires the use of an asset and liability approach for financial reporting purposes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial reporting basis and tax basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

3. MEMBERS' CAPITAL

     Avalon has authorized two classes of equity units; class A units ("Class A Units") and class B units ("Class B Units") (collectively, the "Units"). Each class of the Units represents a fractional part of the membership interests in Avalon and has the rights and obligations specified in Avalon's Limited Liability Company Agreement. Each Class B Unit is entitled to voting rights equal to the percentage such units represents of the aggregate number of outstanding Class B Units. The Class A Units are not entitled to voting rights.

  Class A Units

     The Class A Units are participating preferred equity interests. A preferred return accrues annually (the Company's "Preferred Return") on the initial purchase price (the Company's "Capital Value") of each Class A Unit at a rate of 15, or 17% under certain circumstances, per annum. The Company cannot pay distributions in respect of other classes of securities including distributions made in connection with a liquidation until the Company's Capital Value and accrued Preferred Return in respect of each Class A Unit

                       AVALON CABLE LLC AND SUBSIDIARIES

                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

is paid to the holders thereof (such distributions being the Company's "Priority Distributions"). So long as any portion of the Company's Priority Distributions remains unpaid, the holders of a majority of the Class A Units are entitled to block certain actions by the Company including the payment of certain distributions, the issuance of senior or certain types of pari passu equity securities or the entering into or amending of certain related-party agreements. In addition to the Company's Priority Distributions, each Class A Unit is also entitled to participate in common distributions, pro rata according to the percentage such unit represents of the aggregate number of the Company's units then outstanding.

  Class B Units

     The Class B Units are junior equity securities which are divided into two identical subclasses, Class B-1 Units and Class B-2 Units. After the payment in full of Avalon's Priority Distributions, each Class B Unit is entitled to participate in distributions pro rata according to the percentage such unit represents of the aggregate number of the Avalon units then outstanding.

4. MERGER AND ACQUISITIONS

     The Merger was accounted for using the purchase method of accounting. Accordingly, the consideration was allocated to the net assets acquired based on their fair market values at the date of the Merger. The purchase price was allocated as follows: current assets and liabilities at fair values of $470, approximately $94,000 to property, plant and equipment, $315,000 to cable franchises and the excess of consideration paid over the fair market value of the net assets acquired, or goodwill, of $81,705, offset by deferred taxes net of $60,000.

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

     In March 1999, Avalon Michigan acquired the cable television systems of Nova Cablevision, Inc., Nova Cablevision VI, L.P. and Nova Cablevision VII, L.P. for approximately $7,800, excluding transaction fees.

     On May 29, 1998, the Company acquired certain assets of Amrac Clear View, A Limited Partnership ("Amrac") for consideration of $8,124, including acquisition costs of $589. The acquisition was accounted for using the purchase method of accounting. Accordingly, the consideration was allocated to the net assets acquired based on the fair market values at the date of acquisition as determined through the use of an independent appraisal. The excess of the consideration paid over the estimated fair market value of the net assets acquired, or goodwill, was $256.

     On July 21, 1998, the Company acquired certain assets and liabilities from Pegasus Cable Television, Inc. and Pegasus Cable Television of Connecticut, Inc. (collectively, "Pegasus") for consideration of $30,467, including acquisition costs of $175. The acquisition was accounted for using the purchase method of accounting. Accordingly, the consideration was allocated to the net assets acquired based on the fair market values at the date of acquisition as determined through use of an independent appraisal. The excess of the consideration paid over the estimated fair market value of the net assets acquired, or goodwill, was $977.

                       AVALON CABLE LLC AND SUBSIDIARIES

                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

     Unaudited pro forma results of operations of the Company for the year ended December 31, 1998, as if the Merger and acquisitions occurred on January 1, 1998.

                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
                                                              (UNAUDITED)
Revenues....................................................    $ 96,751
                                                                ========
Loss from operations........................................    $ (5,292)
                                                                ========
Net loss....................................................    $(22,365)
                                                                ========

     In September 1998, the Company entered into a definitive agreement to purchase all of the cable systems of Taconic Technology Corporation ("Taconic") for approximately $8,525 (excluding transaction fees). As of December 31, 1998, the Company incurred $41 of transaction costs related to the acquisition of Taconic. This merger is expected to close in the second quarter of 1999.

5. PROPERTY, PLANT AND EQUIPMENT

     At December 31, 1998, property, plant and equipment consists of the following:

Cable plant and equipment...................................  $106,602
Vehicles....................................................     2,572
Office furniture and fixtures...............................     1,026
Buildings and improvements..................................     2,234
Construction in process.....................................       768
                                                              --------
                                                               113,202
Less: accumulated depreciation..............................    (1,781)
                                                              --------
                                                              $111,421
                                                              ========

     Depreciation expense charged to operations was $1,781 for the year ended December 31, 1998.

6. INTANGIBLE ASSETS

     At December 31, 1998, intangible assets consist of the following:

                                                                  1998
                                                                --------
Cable franchises............................................    $374,773
Goodwill....................................................      82,928
Deferred financing costs....................................      10,658
Non-compete agreement.......................................         100
                                                                --------
                                                                 468,459
Less: accumulated amortization..............................      (6,342)
                                                                --------
                                                                $462,117
                                                                ========

     Amortization expense was $6,342 for the year ended December 31, 1998.

                       AVALON CABLE LLC AND SUBSIDIARIES

                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     At December 31, 1998, accounts payable and accrued expenses consist of the following:

Accounts payable............................................    $ 5,321
Accrued corporate expenses..................................        404
Accrued programming costs...................................      2,388
Taxes payable...............................................      1,383
Other.......................................................      2,150
                                                                -------
                                                                $11,646
                                                                =======

8. DEBT

     At December 31, 1998, Long-term debt consists of the following:

Senior Credit Facility......................................    $140,875
Senior Subordinated Notes...................................     150,000
Senior Discount Notes.......................................     111,494
Other Note Payable..........................................         600
                                                                --------
                                                                 402,969
Less: current portion of notes payable......................          20
                                                                --------
                                                                $402,949
                                                                ========

  Credit Facilities

     On May 28, 1998, Avalon New England entered into a term loan and revolving credit agreement with a major commercial lending institution (the "Credit Agreement"). The Credit Agreement allowed for aggregate borrowings under Term Loans A and B (collectively, the "Term Loans") and a revolving credit facility of $30,000 and $5,000, respectively. The proceeds from the Term Loans and revolving credit facility were used to fund the acquisitions made by Avalon New England and to provide for Avalon New England's working capital requirements.

     In December 1998, Avalon New England retired the Term Loans and revolving credit agreement through the proceeds of a capital contribution from Avalon. The fees and associated costs relating to the early retirement of this debt was $1,110.

     On November 6, 1998, Avalon New England became a co-borrower along with Avalon Michigan and Avalon Cable Finance, Inc. ("Avalon Finance"), affiliated companies (collectively referred to as the "Co-Borrowers"), on a $320,888 senior credit facility, which includes term loan facilities consisting of (i) tranche A term loans of $120,888 and (ii) tranche B term loans of $170,000, and a revolving credit facility of $30,000 (collectively, the "Credit Facility"). Subject to compliance with the terms of the Credit Facility, borrowings under the Credit Facility will be available for working capital purposes, capital expenditures and pending and future acquisitions. The ability to advance funds under the tranche A term loan facility terminated on March 31, 1999. The tranche A term loans are subject to minimum quarterly amortization payments commencing on January 31, 2001 and maturing on October 31, 2005. The tranche B term loans are subject to minimum quarterly payments commencing on January 31, 2001 with substantially all of tranche B term loans scheduled to be repaid in two equal installments on July 31, 2006 and October 31, 2006. The revolving credit facility borrowings are scheduled to be repaid on October 31, 2005.

                       AVALON CABLE LLC AND SUBSIDIARIES

                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

     On November 6, 1998, Avalon Michigan borrowed $265,888 under the Credit Facility. In connection with the Senior Subordinated Notes and Senior Discount Notes offerings, Avalon Michigan repaid $125,013 of the Credit Facility, and the availability under the Credit Facility was reduced to $195,000. Avalon Michigan had borrowings of $11,300 and $129,575 outstanding under the tranche A and tranche B term note facilities, respectively, and had available $30,000 for borrowings under the revolving credit facility. Avalon New England and Avalon Finance had no borrowings outstanding under the Credit Facility at December 31, 1998.

     The interest rate under the Credit Facility is a rate based on either (i) the Base Rate (a rate per annum equal to the greater of the prime rate and the federal funds rate plus one-half of 1%) or (ii) the Eurodollar Rate (a rate per annum equal to the Eurodollar base rate divided by 1.00 less the Eurocurrency reserve requirement plus, in either case, the applicable margin). As of December 31, 1998, the applicable margin was (a) with respect to the tranche B term loans was 2.75% per annum for Base Rate loans and 3.75% per annum for Eurodollar loans and (b) with respect to tranche A term loans and the revolving credit facility was 2.00% per annum for Base Rate loans and 3.00% for Eurodollar loans. The applicable margin for the tranche A term loans and the revolving credit facility are subject to performance based grid pricing which is determined based upon the consolidated leverage ratio of the Co-Borrowers. The interest rate for the tranche A and tranche B term loans outstanding at December 31, 1998 was 8.58% and 9.33%, respectively. Interest is payable on a quarterly basis. Accrued interest on the borrowings incurred by Avalon Cable of Michigan Inc. under the credit facility was $1,389 at December 31, 1998.

     The Credit Facility contains restrictive covenants which among other things require the Co-Borrowers to maintain certain ratios including consolidated leverage ratios and the interest coverage ratio, fixed charge ratio and debt service coverage ratio.

     The obligations of the Co-Borrowers under the Credit Facility are secured by substantially all of the assets of the Co-Borrowers. In addition, the obligations of the Co-Borrowers under the Credit Facility are guaranteed by affiliated companies; Avalon Cable of Michigan Holdings, Inc., Avalon Cable Finance Holdings, Inc., Avalon New England Holdings, Inc., Avalon Cable Holdings, LLC and the Company.

     A Change of Control as defined under the Credit Facility agreement would constitute an event of default under the Credit Facility giving the lender the right to terminate the credit commitment and declare all amounts outstanding immediately due and payable.

  Subordinated Debt

     In December 1998, Avalon New England and Avalon Michigan became co-issuers of a $150,000 principal balance, Senior Subordinated Notes ("Subordinated Notes") offering. In conjunction with this financing, Avalon New England received $18,130 from Avalon Michigan as a partial payment against the Company's note receivable-affiliate from Avalon Michigan. Avalon Michigan paid $75 in interest during the period from October 21, 1998 (inception) through December 31, 1998. The cash proceeds received by Avalon New England of $18,206 was paid to Avalon as a dividend.

     The Subordinated Notes mature on December 1, 2008, and interest accrued at a rate of 9.375% per annum. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 1999. Accrued interest on the Subordinated Notes was $1,078 at December 31, 1998.

     The Senior Subordinated Notes will not be redeemable at the Co-Borrowers' option prior to December 1, 2003. Thereafter, the Senior Subordinated Notes will be subject to redemption at any time at the option of the Co-Borrowers, in whole or in part at the redemption prices (expressed as percentages of principal amount) set

                       AVALON CABLE LLC AND SUBSIDIARIES

                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

forth below plus accrued and unpaid interest, if any, thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 1 of the years indicated below:

YEAR                                                        PERCENTAGE
----                                                        ----------
2003......................................................   104.688%
2004......................................................   103.125%
2005......................................................   101.563%
2006 and thereafter.......................................   100.000%

     The scheduled maturities of the long-term debt are $2,000 in 2001, $4,000 in 2002, $7,000 in 2003, and the remainder thereafter.

     At any time prior to December 1, 2001, the Co-Borrowers may on any one or more occasions redeem up to 35% of the aggregate principal amount of Senior Subordinate Notes originally issued under the Indenture at a redemption price equal to 109.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of any equity offering and/or the net cash proceeds of a strategic equity investment; provided that at least 65% of the aggregate principal amount at maturity of Senior Subordinated Notes originally issued remain outstanding immediately after each such redemption.

     As used in the preceding paragraph, "Equity Offering and Strategic Equity Investment" means any public or private sale of Capital Stock of any of the Co-Borrowers pursuant to which the Co-Borrowers together receive net proceeds of at least $25 million, other than issuances of Capital Stock pursuant to employee benefit plans or as compensation to employees; provided that to the extent such Capital Stock is issued by the Co-Borrowers, the net cash proceeds thereof shall have been contributed to one or more of the Co-Borrowers in the form of an equity contribution.

     The Indentures provide that upon the occurrence of a change of control (a "Change of Control") each holder of the Notes has the right to require the Company to purchase all or any part (equal to $1,000 or an integral multiple thereof) of such holder's Notes at an offer price in cash equal to 101% of the aggregate principal amount thereon plus accrued and unpaid interest and Liquidated Damages (as defined in the Indentures) thereof, if any, to the date of purchase.

  The Senior Discount Notes

     On December 3, 1998, the Company, Avalon Michigan and Avalon Cable Holdings Finance, Inc. (the "Holding Co-Borrowers") issued $196.0 million aggregate principal amount at maturity of 11 7/8% Senior Discount Notes ("Senior Discount Notes") due 2008.

     The Senior Discount Notes were issued at a substantial discount from their principal amount at maturity, to generate gross proceeds of approximately $110.4 million. Interest on the Senior Discount Notes will accrue but not be payable before December 1, 2003. Thereafter, interest on the Senior Discount Notes will accrue on the principal amount at maturity at a rate of 11.875% per annum, and will be payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2003. Prior to December 1, 2003, the accreted value of the Senior Discount Notes will increase, representing amortization of original issue discount, between the date of original issuance and December 1, 2003 on a semi-annual basis using a 360-day year comprised of twelve 30-day months, such that the accreted value shall be equal to the full principal amount at maturity of the Senior Discount Notes on December 1, 2003. Original issue discount accretion on the Senior Discount Notes was $1,083 at December 31, 1998.

                       AVALON CABLE LLC AND SUBSIDIARIES

                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

     On December 1, 2003, the Holding Co-Borrowers will be required to redeem an amount equal to $369.79 per $1,000 principal amount at maturity of each Senior Discount Note then outstanding on a pro rata basis at a redemption price of 100% of the principal amount at maturity of the Senior Discount Notes so redeemed.

     On or after December 1, 2003, the Senior Discount Notes will be subject to redemption at any time at the option of the Holding Co-borrowers, in whole or in part, at the redemption prices, which are expressed as percentages of principal amount, shown below plus accrued and unpaid interest, if any, and liquidated damages, if any, thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 1 of the years indicated below:

YEAR                                                        PERCENTAGE
----                                                        ----------
2003......................................................   105.938%
2004......................................................   103.958%
2005......................................................   101.979%
2006 and thereafter.......................................   100.000%

     Notwithstanding the foregoing, at any time before December 1, 2001, the holding companies may on any one or more occasions redeem up to 35% of the aggregate principal amount at maturity of senior discount notes originally issued under the Senior Discount Note indenture at a redemption price equal to 111.875% of the accreted value at the date of redemption, plus liquidated damages, if any, to the redemption date, with the net cash proceeds of any equity offering and/or the net cash proceeds of a strategic equity investment; provided that at least 65% of the aggregate principal amount at maturity of Senior Discount Notes originally issued remain outstanding immediately after each occurrence of such redemption.

     Upon the occurrence of a Change of Control, each holder of Senior Discount Notes will have the right to require the Holding Co-Borrowers to repurchase all or any part of such holder's Senior Discount Notes pursuant to a Change of Control offer at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages thereon, if any, to the date of purchase.

  Mercom debt

     In August 1997, the Mercom revolving credit agreement for $2,000 expired. Mercom had no borrowings under the revolving credit agreement in 1996 or 1997.

     On September 29, 1997, Cable Michigan, Inc. purchased and assumed all of the bank's interest in the term credit agreement and the note issued thereunder. Immediately after the purchase, the term credit agreement was amended in order to, among other things, provide for less restrictive financial covenants, eliminate mandatory amortization of principal and provide for a bullet maturity of principal on December 31, 2002, and remove the change of control event of default. Mercom's borrowings under the term credit agreement contain pricing and security provisions substantially the same as those in place prior to the purchase of the loan. The borrowings are secured by a pledge of the stock of Mercom's subsidiaries and a first lien on certain of the assets of Mercom and its subsidiaries, including inventory, equipment and receivables. At December 31, 1998, $14,151 of principal was outstanding. The borrowings under the term credit agreement are eliminated in the Company's consolidated balance sheet.

  Note payable

     Avalon New England issued a note payable for $500 which is due on May 29, 2003, and bears interest at a rate of 7% per annum (which approximates Avalon New England's incremental borrowing rate) payable

                       AVALON CABLE LLC AND SUBSIDIARIES

                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

annually. Additionally, Avalon New England has a $100 non-compete agreement. The agreement calls for five annual payments of $20, commencing on May 29, 1999.

9. INCOME TAXES

     The income tax provision in the accompanying consolidated financial statements of operations relating to Mercom, Inc., a majority-owned subsidiary, is comprised of the following:

                                                                1998
                                                                ----
Current
Federal.....................................................    $ --
State.......................................................      --
                                                                ----
Total Current...............................................      --
                                                                ----
Deferred
Federal.....................................................     171
State.......................................................      15
                                                                ----
Total Deferred..............................................     186
                                                                ----
Total provision for income taxes............................    $186
                                                                ====

     The benefit for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 35% for 1998. The differences are as follows:

                                                                 1998
                                                                -------
Loss before provision for income taxes......................    $(8,833)
                                                                =======
Federal tax provision at statutory rates....................    $(3,092)
State income taxes..........................................       (182)
Allocated to members........................................      3,082
Goodwill....................................................          6
                                                                -------
Provision for income taxes..................................    $   186
                                                                =======

                                                           TAX NET
                                                          OPERATING    EXPIRATION
YEAR                                                       LOSSES         DATE
----                                                      ---------    ----------
1998....................................................    $922          2018

                       AVALON CABLE LLC AND SUBSIDIARIES

                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

     Temporary differences that give rise to significant portion of deferred tax assets and liabilities at December 31 are as follows:

                                                                 1998
                                                                -------
NOL carryforwards...........................................    $   922
Reserves....................................................        459
Other, net..................................................         20
                                                                -------
Total deferred assets.......................................      1,401
                                                                -------
Property, plant and equipment...............................     (2,725)
Intangible assets...........................................        (38)
                                                                -------
Total deferred liabilities..................................     (2,763)
                                                                -------
Subtotal....................................................     (1,362)
                                                                -------
Valuation allowance.........................................         --
                                                                -------
Total deferred taxes........................................    $(1,362)
                                                                =======

10. COMMITMENTS AND CONTINGENCIES

  Leases

     Avalon New England and Avalon Michigan rent poles from utility companies for use in their operations. While rental agreements are generally short-term, Avalon New England and Avalon Michigan anticipate such rentals will continue in the future. Avalon New England and Avalon Michigan also lease office facilities and various items of equipment under month-to-month operating leases. Rent expense was $58 for the year ended December 31, 1998. Rental commitments are expected to continue at approximately $1 million a year for the foreseeable future, including pole rental commitments which are cancelable.

  Legal matters

     Avalon and its subsidiaries are subject to regulation by the Federal Communications Commission ("FCC") and other franchising authorities.

     Avalon and its subsidiaries are subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended, and the Telecommunications Act of 1996. Avalon and its Subsidiaries have either settled challenges or accrued for anticipated exposures related to rate regulation; however, there is no assurance that there will not be further additional challenges to its rates.

     In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the financial condition or results of operations of Avalon and its subsidiaries.

11. RELATED PARTY TRANSACTIONS AND BALANCES

     During 1998, Avalon New England received $3,341 from Avalon Holdings. In consideration for this amount, Avalon New England executed a note payable to Avalon Holdings. This note is recorded as note payable-affiliate on the balance sheet at December 31, 1998. Interest accrues at a rate of 5.57% per year and Avalon New England has recorded accrued interest on this note of $100 at December 31, 1998.

                       AVALON CABLE LLC AND SUBSIDIARIES

                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

12. SUBSEQUENT EVENT

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Managers of
Avalon Cable of Michigan Holdings, Inc. and Subsidiaries

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Avalon Cable of Michigan Holdings, Inc. and subsidiaries (collectively, the "Company") at December 31, 1997 and 1998, and the results of their operations, changes in shareholders' equity and their cash flows for the period from September 4, 1997 (inception) through December 31, 1997, and for the year ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
                                          /S/ PRICEWATERHOUSECOOPERS LLP

New York, New York
March 30, 1999, except for Note 13,
as to which the date is May 13, 1999

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1998          1997
                                                              ----------      ------
                                                              (DOLLARS IN THOUSANDS)
                           ASSETS
Cash........................................................   $  9,288        $ --
Accounts receivable, net of allowance for doubtful accounts
  of $943...................................................      5,862          --
Prepayments and other current assets........................      1,388         504
Accounts receivable from related parties....................        124          --
Deferred income taxes.......................................        377          --
                                                               --------        ----
Current assets..............................................     17,039         504
Property, plant and equipment, net..........................    111,421          --
Intangible assets, net......................................    462,117          --
Deferred charges and other assets...........................      1,302          --
                                                               --------        ----
Total assets................................................   $591,879        $504
                                                               ========        ====
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of notes payable............................   $     20        $ --
Accounts payable and accrued expenses.......................     11,646          --
Advance billings and customer deposits......................      3,171          --
Accounts payable-affiliate..................................      2,023         500
                                                               --------        ----
Current liabilities.........................................     16,860         500
Long-term debt..............................................    402,949          --
Notes payable-affiliate.....................................      3,341          --
Deferred income taxes.......................................     80,811          --
                                                               --------        ----
Total liabilities...........................................    503,961         500
                                                               --------        ----
Commitments and contingencies (Note 11).....................         --          --
Minority interest...........................................     61,836           4
                                                               --------        ----
Stockholders equity:
Common stock................................................         --          --
Additional paid-in capital..................................     35,000          --
Accumulated deficit.........................................     (8,918)         --
                                                               --------        ----
Total shareholders' equity..................................     26,082          --
                                                               --------        ----
Total liabilities and shareholders' equity..................   $591,879        $504
                                                               ========        ====

  The accompanying notes are an integral part of these consolidated financial statements.

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  FOR THE PERIOD FROM
                                                               FOR THE YEAR        SEPTEMBER 4, 1997
                                                                   ENDED          (INCEPTION) THROUGH
                                                             DECEMBER 31, 1998     DECEMBER 31, 1997
                                                             -----------------    -------------------
                                                                      (DOLLARS IN THOUSANDS)
REVENUE:
Basic services.............................................       $14,976               $    --
Premium services...........................................         1,468                    --
Other......................................................         1,743                    --
                                                                  -------               -------
                                                                   18,187                    --
OPERATING EXPENSES:
Selling, general and administrative........................         4,207                    --
Programming................................................         4,564                    --
Technical and operations...................................         1,951                    --
Depreciation and amortization..............................         8,183                    --
                                                                  -------               -------
Loss from operations.......................................          (718)                   --
Interest income............................................           173                     4
Interest expense...........................................        (8,223)                   --
Other expense, net.........................................           (65)                   --
                                                                  -------               -------
Income (loss) before income taxes..........................        (8,833)                    4
(Benefit) from income taxes................................        (2,754)                   --
                                                                  -------               -------
Income (loss) before minority interest and extraordinary
  item.....................................................        (6,079)                    4
Minority interest in income of consolidated entity.........         1,331                    (4)
                                                                  -------               -------
Income (loss) before extraordinary item....................        (4,748)                   --
Extraordinary loss on extinguishment of debt (net of tax of
  $1,743)..................................................        (4,170)                   --
                                                                  -------               -------
Net income (loss)..........................................       $(8,918)              $    --
                                                                  =======               =======

  The accompanying notes are an integral part of these consolidated financial statements.

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
  FOR THE PERIOD FROM SEPTEMBER 4, 1997 (INCEPTION) THROUGH DECEMBER 31, 1998

                                      COMMON                 ADDITIONAL                       TOTAL
                                      SHARES       COMMON     PAID-IN      ACCUMULATED    SHAREHOLDERS'
                                    OUTSTANDING    STOCK      CAPITAL        DEFICIT         EQUITY
                                    -----------    ------    ----------    -----------    -------------
                                                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Net income from date of inception
  through December 31, 1997.......       --          $--      $    --        $    --         $    --
Balance, January 1, 1998..........      100          --            --             --              --
Net loss..........................       --          --            --         (8,918)         (8,918)
Contributions by parent...........       --          --        35,000             --          35,000
                                        ---          --       -------        -------         -------
Balance, December 31, 1998........      100          $--      $35,000        $(8,918)        $26,082
                                        ===          ==       =======        =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   FOR THE PERIOD FROM
                                                                                    SEPTEMBER 4, 1997
                                                             FOR THE YEAR ENDED    (INCEPTION) THROUGH
                                                             DECEMBER 31, 1998      DECEMBER 31, 1997
                                                             ------------------    -------------------
                                                                      (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................      $  (8,918)             $       4
Extraordinary loss on extinguishment of debt...............          4,170                     --
Depreciation and amortization..............................          8,183                     --
Deferred income taxes, net.................................         82,370                     --
Provision for loss on accounts receivable..................             75                     --
Increase in minority interest..............................          1,331                     --
Accretion on senior discount notes.........................          1,083
Net change in certain assets and liabilities, net of
  business acquisitions Increase in accounts receivable....         (1,679)                    --
Increase in accounts receivable from related parties.......           (124)                    --
Increase in prepayment and other current assets............           (884)                    (4)
Increase in accounts payable and accrued expenses..........          4,863                     --
Increase in accounts payable to related parties............          1,523                     --
Increase in deferred revenue...............................          1,684                     --
Change in Other, net.......................................          1,339
                                                                 ---------              ---------
Net cash provided by operating activities..................         92,338                     --
                                                                 ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment.................        (11,468)                    --
Payment for acquisition....................................       (554,402)                    --
                                                                 ---------              ---------
Net cash used in investing activities......................        565,870                     --
                                                                 ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of the Credit Facility..........        265,888                     --
Principal payment on debt..................................       (125,013)                    --
Proceeds from the issuance of senior subordinated notes....        150,000                     --
Payments made on bridge loan...............................       (105,000)                    --
Proceeds from bridge loan..................................        105,000                     --
Proceeds from the senior discount notes....................        110,411                     --
Proceeds from sale to minority interest....................         46,588                     --
Proceeds from other notes payable..........................            600                     --
Proceeds from the issuance of note payable affiliate.......          3,341                     --
Payments made for debt financing costs.....................         (3,995)                    --
Proceeds from the issuance of common stock.................         35,000                     --
                                                                 ---------              ---------
Net cash provided by financing activities..................        482,820                     --
                                                                 ---------              ---------
Net increase in cash.......................................          9,288                     --
Cash at beginning of the period............................             --                     --
                                                                 ---------              ---------
Cash at end of the period..................................      $   9,288              $      --
                                                                 ---------              ---------
Supplemental disclosures of cash flow information..........
Cash paid during the year for Interest.....................      $   3,480              $      --
Income taxes...............................................             --                     --

  The accompanying notes are an integral part of these consolidated financial statements.

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     Avalon Cable of Michigan Holdings, Inc. ("the Company") was formed in June 1998, pursuant to the laws of the state of Delaware. Avalon Cable of Michigan Inc. ("Avalon Michigan") was formed in June 1998, pursuant to the laws of the state of Delaware as a wholly owned subsidiary of the Company. On June 3, 1998, Avalon Michigan entered into an Agreement and Plan of Merger (the "Agreement") among the Company, Cable Michigan, Inc. ("Cable Michigan") and Avalon Michigan, pursuant to which Avalon Michigan will merge into Cable Michigan and Cable Michigan will become a wholly owned subsidiary of the Company (the "Merger").

     In accordance with the terms of the Agreement, each share of common stock, par value $1.00 per share ("common stock"), of Cable Michigan outstanding prior to the effective time of the Merger (other than treasury stock shares owned by the Company or its subsidiaries, or shares as to which dissenters' rights have been exercised) shall be converted into the right to receive $40.50 in cash (the "Merger Consideration"), subject to certain possible closing adjustments.

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

     On November 6, 1998, Avalon Cable of New England Holdings, Inc. contributed its 100% interest in Avalon Cable of New England LLC ("Avalon New England") to Avalon Cable LLC in exchange for a membership interest in Avalon Cable LLC. This contribution was between entities under common control and was accounted for similar to a pooling-of-interests. Under this pooling-of-interests method, the results of operations for Avalon include the results of operations from the date of inception (September 4, 1997) of Avalon New England. On that same date, Avalon Cable LLC received $63,000 from affiliated entities, which was comprised of (i) a $45,000 capital contribution by Avalon Investors, LLC ("Avalon Investors") and (ii) a $18,000 promissory note from Avalon Cable Holdings LLC ("Avalon Holdings"), which was used to make a $62,800 cash contribution to Avalon New England.

     The cash contribution received by Avalon New England was used to (i) extinguish existing indebtedness of $29,600 and (ii) fund a $33,200 loan to Avalon Holdings Finance which matures on December 31, 2001.

     On December 10, 1998, Avalon Cable LLC received a dividend distribution from Avalon New England in the amount of $18,206, which was used by Avalon Cable LLC to pay off the promissory note payable to Avalon Holdings, plus accrued interest.

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

     On March 26, 1999, after the acquisition of Mercom, Inc., the Company completed a series of transactions to facilitate certain aspects of its financing between affiliated entities under common control. As a result of these transactions:

     - Avalon Michigan contributed its assets and liabilities excluding deferred tax liabilities, net to Avalon Cable LLC in exchange for an approximate 88% voting interest in Avalon Cable LLC. Avalon Cable LLC contributed these assets and liabilities to its wholly-owned subsidiary, Avalon Cable of Michigan LLC ("Avalon Michigan LLC");

     - Avalon Michigan LLC has become the operator of the Michigan cluster replacing Avalon Michigan;

     - Avalon Michigan LLC is an obligor on the Senior Subordinated Notes replacing Avalon Michigan; and

     - Avalon Michigan is a guarantor of the obligations of Avalon Michigan LLC under the Senior Subordinated Notes. Avalon Michigan does not have significant assets, other than its investment in Avalon Cable LLC.

     - The Company contributed the Senior Discount Notes to Avalon Cable LLC and became a guarantor of the Senior Discount Notes. The Company does not have significant assets, other than its 88% investment in Avalon Cable LLC.

     As a result of this reorganization between entities under common control, the Company accounted for the reorganization similar to a pooling-of-interests. Under the pooling-of-interests method, the results of operations include the results of operations from the earliest date that a member became a part of the control group by inception or acquisition. For the Company, the results of operations are from the date of inception (September 4, 1997) for Avalon New England, a wholly-owned subsidiary of Avalon Cable LLC.

     Avalon Michigan has a majority-interest in Avalon Cable LLC. Avalon Cable LLC wholly-owns Avalon Cable Holdings Finance, Avalon New England, and Avalon Michigan LLC.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation

     The consolidated financial statements of the Company include the accounts of the Company and of all its wholly and majority owned subsidiaries. All significant transactions between the Company and its subsidiaries have been eliminated.

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue recognition

     Revenues from cable services are recorded in the month the service is provided. Installation fee revenue is recognized in the period in which the installation occurs to the extent that direct selling costs meet or exceed installation revenues.

  Advertising expense

     Advertising costs are expensed as incurred. Advertising expense charged to operations was $82 for the year ended December 31, 1998.

  Concentration of credit risk

     Financial instruments which potentially expose the Company to a concentration of credit risk include cash and subscriber and other receivables. The Company had cash in excess of federally insured deposits at financial institutions at December 31, 1998. The Company does not believe that such deposits are subject to any unusual credit risk beyond the normal credit risk associated with operating its business. The Company extends credit to customers on an unsecured basis in the normal course of business. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management's expectations. The Company's trade receivables reflect a customer base centered in Michigan and New England. The Company routinely assesses the financial strength of its customers; as a result, concentrations of credit risk are limited.

  Property, plant and equipment

     Property, plant and equipment is stated at its fair value for items acquired from Cable Michigan, historical cost for the minority interests' share of Mercom property, plant and equipment and cost for additions subsequent to the merger. Initial subscribers installation costs, including materials, labor and overhead costs, are capitalized as a component of cable plant and equipment. The cost of disconnection and reconnection are charged to expense when incurred. Depreciation is computed for financial statement purposes using the straight-line method based on the following lives:

Buildings and improvements..................................  10-25 years
Cable plant and equipment...................................   5-12 years
Vehicles....................................................      5 years
Office furniture and equipment..............................   5-10 years

  Intangible assets

     Intangible assets represent the estimated fair value of cable franchises and goodwill resulting from acquisitions. Cable franchises are amortized over a period ranging from 13 to 15 years on a straight-line basis. Goodwill is the excess of the purchase price over the fair value of the net assets acquired, determined through

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

an independent appraisal, and is amortized over 15 years using the straight-line method. Deferred financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the underlying debt utilizing the effective interest method.

  Accounting for impairments

     The Company follows the provisions of Statement of Financial Accounting Standards No. 121 -- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121").

     SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the net future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles expected to be held and used is based on the fair value of the asset.

     No impairment losses have been recognized by the Company pursuant to SFAS 121.

  Fair value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          a. The Company estimates that the fair value of all financial instruments at December 31, 1998 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The fair value of the notes payable-affiliate are considered to be equal to carrying values since the Company believes that its credit risk has not changed from the time this debt instrument was executed and therefore, would obtain a similar rate in the current market.

          b. The fair value of the cash and temporary cash investments approximates fair value because of the short maturity of these instruments.

  Income taxes

     The Company and Mercom file separate consolidated federal income tax returns. The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109 -- "Accounting for Income Taxes". The statement requires the use of an asset and liability approach for financial reporting purposes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial reporting basis and tax basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

3. MERGER AND ACQUISITIONS

     The Merger was accounted for using the purchase method of accounting. Accordingly, the consideration was allocated to the net assets acquired based on their fair market values at the date of the Merger. The purchase price was allocated as follows: current assets and liabilities at fair values of $470, approximately $94,000 to property, plant and equipment, $315,000 to cable franchises and the excess of consideration paid

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

over the fair market value of the net assets acquired, or goodwill, of $81,705, offset by deferred taxes, net of $60,000.

     The Merger agreement between the Company and Avalon Michigan permitted Avalon Michigan to agree to acquire the 1,822,810 shares (approximately 38% of the outstanding stock) of Mercom that it did not own (the "Mercom Acquisition"). On September 10, 1998 Avalon Michigan and Mercom entered into a definitive agreement (the "Mercom Merger Agreement") providing for the acquisition by Avalon Michigan of all of such shares at a price of $12.00 per share. Avalon Michigan completed this acquisition in March 1999. The total estimated consideration payable in conjunction with the Mercom Acquisition, excluding fees and expenses was $21,900.

     On May 29, 1998, the Company acquired certain assets of Amrac Clear View, A Limited Partnership ("Amrac") for consideration of $8,124, including acquisition costs of $589. The acquisition was accounted for using the purchase method of accounting. Accordingly, the consideration was allocated to the net assets acquired based on the fair market values at the date of acquisition as determined through the use of an independent appraisal. The excess of the consideration paid over the estimated fair market value of the net assets acquired, or goodwill, was $256.

     On July 21, 1998, the Company acquired certain assets and liabilities from Pegasus Cable Television, Inc. and Pegasus Cable Television of Connecticut, Inc. (collectively, "Pegasus") for consideration of $30,467, including acquisition costs of $175. The acquisition was accounted for using the purchase method of accounting. Accordingly, the consideration was allocated to the net assets acquired based on the fair market values at the date of acquisition as determined through use of an independent appraisal. The excess of the consideration paid over the estimated fair market value of the net assets acquired, or goodwill, was $977.

     Following is the unaudited pro forma results of operations for the year ended December 31, 1998, as if the Merger and acquisitions occurred on January 1, 1998:

                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
                                                              (UNAUDITED)
Revenue.....................................................    $ 96,751
                                                                ========
Loss from operations........................................    $ (5,292)
                                                                ========
Net loss....................................................    $(22,365)
                                                                ========

     In March 1999, Avalon Michigan acquired the cable television systems of Nova Cablevision, Inc., Nova Cablevision VI, L.P. and Nova Cablevision VII, L.P. for approximately $7,800, excluding transaction fees.

     In September 1998, the Company entered into a definitive agreement to purchase all of the cable systems of Taconic Technology Corporation ("Taconic") for approximately $8,525 (excluding transaction fees). As of December 31, 1998, the Company incurred $41 of transaction costs related to the acquisition of Taconic. This merger is expected to close in the second quarter of 1999.

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

Cable plant and equipment...................................  $106,602
Vehicles....................................................     2,572
Buildings and improvements..................................     1,026
Office furniture and equipment..............................     2,234
Construction in process.....................................       768
                                                              --------
Total property, plant and equipment.........................   113,202
Less-accumulated depreciation...............................    (1,781)
                                                              --------
Property, plant and equipment, net..........................  $111,421
                                                              ========

     Depreciation expense was $1,781 for the year ended December 31, 1998.

5. INTANGIBLE ASSETS

     Intangible assets consist of the following:

Cable Franchise.............................................  $374,773
Goodwill....................................................    82,928
Deferred Financing Costs....................................    10,658
Non-compete agreement.......................................       100
                                                              --------
Total.......................................................   468,459
Less-accumulated amortization...............................    (6,342)
                                                              --------
Intangible assets, net......................................  $462,117
                                                              ========

     Amortization expense for the year ended December 31, 1998 was $6,342.

6. ACCOUNT PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

Accounts payable............................................  $ 5,321
Accrued corporate expenses..................................      404
Accrued cable programming costs.............................    2,388
Accrued taxes...............................................    1,383
Other.......................................................    2,150
                                                              -------
                                                              $11,646
                                                              =======

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

7. INCOME TAXES

     The income tax provision (benefit) in the accompanying consolidated financial statements of operations is comprised of the following:

                                                               1998
                                                              -------
Current
Federal.....................................................  $   243
State.......................................................       --
                                                              -------
Total Current...............................................      243
                                                              -------
Deferred
Federal.....................................................   (2,757)
State.......................................................     (240)
                                                              -------
Total Deferred..............................................   (2,997)
                                                              -------
Total (benefit) for income taxes............................  $(2,754)
                                                              =======

     The benefit for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 35% for 1998. The differences are as follows:

                                                               1998
                                                              -------
(Loss) before (benefit) for income taxes....................  $(8,833)
                                                              =======
Federal tax (benefit) at statutory rates....................  $(3,092)
State income taxes..........................................     (177)
Goodwill....................................................       77
Benefit for taxes allocated to minority partners............       84
                                                              -------
(Benefit) for income taxes..................................  $(3,108)
                                                              =======

                                                           TAX NET
                                                          OPERATING    EXPIRATION
YEAR                                                       LOSSES         DATE
----                                                      ---------    ----------
1998....................................................   $10,360        2018

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

     Temporary differences that give rise to significant portion of deferred tax assets and liabilities at December 31 are as follows:

                                                                1998
                                                              --------
NOL carryforwards...........................................  $  5,363
Alternative minimum tax credits.............................       141
Reserves....................................................       210
Other, net..................................................       309
                                                              --------
Total deferred assets.......................................     6,023
                                                              --------
Property, plant and equipment...............................   (10,635)
Intangible assets...........................................   (76,199)
                                                              --------
Total deferred liabilities..................................   (86,834)
                                                              --------
Subtotal....................................................   (80,811)
                                                              --------
Valuation allowance.........................................        --
                                                              --------
Total deferred taxes........................................  $(80,811)
                                                              ========

     The tax benefit related to the loss on extinguishment of debt results in deferred tax, and it approximates the statutory U.S. tax rate. The tax benefit of $2,036 related to the exercise of certain stock options of Cable Michigan Inc. was charged directly to goodwill in conjunction with the closing of the merger.

8. DEBT

     At December 31, 1998, long-term debt consists of the following:

Senior Credit Facility......................................    $140,875
Senior Subordinated Notes...................................     150,000
Senior Discount Notes.......................................     111,494
Other Note Payable..........................................         600
                                                                --------
                                                                 402,969
Current portion.............................................          20
                                                                --------
                                                                $402,949
                                                                ========

  Credit Facilities

     On May 28, 1998, Avalon New England entered into a term loan and revolving credit agreement with a major commercial lending institution (the "Credit Agreement"). The Credit Agreement allowed for aggregate borrowings under Term Loans A and B (collectively, the "Term Loans") and a revolving credit facility of $30,000 and $5,000, respectively. The proceeds from the Term Loans and revolving credit facility were used to fund the acquisitions made by Avalon New England and to provide for Avalon New England's working capital requirements.

     In December 1998, Avalon New England retired the Term Loans and revolving credit agreement through the proceeds of a capital contribution from Avalon Cable LLC. The fees and associated costs relating to the early retirement of this debt was $1,110.

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

     On November 6, 1998, Avalon Michigan became a co-borrower along with Avalon New England and Avalon Cable Finance, Inc. (Avalon Finance), affiliated companies, collectively referred to as the ("Co-Borrowers") on a $320,888 senior credit facility, which includes term loan facilities consisting of (i) tranche A term loans of $120,888 and (ii) tranche B term loans of $170,000 and a revolving credit facility of $30,000 (collectively, the "Credit Facility"). Subject to compliance with the terms of the Credit Facility, borrowings under the Credit Facility will be available for working capital purposes, capital expenditures and pending and future acquisitions. The ability to advance funds under the tranche A term loan facility terminated on March 31, 1999. The tranche A term loans are subject to minimum quarterly amortization payments commencing on January 31, 2001 and maturing on October 31, 2005. The tranche B term loans are scheduled to be repaid in two equal installments on July 31, 2006 and October 31, 2006. The revolving credit facility borrowings are scheduled to be repaid on October 31, 2005.

     On November 6, 1998, Avalon Michigan borrowed $265,888 under the Credit Facility in order to consummate the Merger. In connection with the Senior Subordinated Notes (as defined below) and Senior Discount Notes (as defined below) offerings, Avalon Michigan repaid $125,013 of the Credit Facility, and the availability under the Credit Facility was reduced to $195,000. Avalon Michigan had borrowings of $11,300 and $129,575 outstanding under the tranche A and tranche B term note facilities, and had available $30,000 for borrowings under the revolving credit facility. Avalon New England and Avalon Finance had no borrowings outstanding under the Credit Facility at December 31, 1998.

     The interest rate under the Credit Facility is a rate based on either (i) the base rate (a rate per annum equal to the greater of the Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) or (ii) the Eurodollar rate (a rate per annum equal to the Eurodollar Base Rate divided by 1.00 less the Eurocurrency Reserve Requirements) plus, in either case, the applicable margin. As of December 31, 1998, the applicable margin was (a) with respect to the tranche B term loans was 2.75% per annum for Base Rate loans and 3.75% per annum for Eurodollar loans and (b) with respect to tranche A term loans and the revolving credit facility was 2.00% per annum for Base Rate loans and 3.00% for Eurodollar loans. The applicable margin for the tranche A term loans and the revolving credit facility are subject to performance based grid pricing which is determined based on upon the consolidated leverage ratio of the Co-Borrowers. The interest rate for the tranche B term loans outstanding at December 31, 1998 was 9.19%. Interest is payable on a quarterly basis. Accrued interest on the borrowings under the credit facility was $1,389 at December 31, 1998.

     The Credit Facility contains restrictive covenants which among other things require the Co-Borrowers to maintain certain ratios including consolidated leverage ratios and the interest coverage ratio, fixed charge ratio and debt service coverage ratio.

     The obligations of the Co-Borrowers under the Credit Facility are secured by substantially all of the assets of the Co-Borrowers. In addition, the obligations of the Co-Borrowers under the Credit Facility are guaranteed by the Company, Avalon Cable LLC, Avalon Cable Finance Holdings, Inc., Avalon Cable of New England Holdings, Inc. and Avalon Cable Holdings, LLC.

     A Change of Control as defined under the Credit Facility agreement would constitute an event of default under the Credit Facility giving the lender the right to terminate the credit commitment and declare all amounts outstanding immediately due and payable.

  Subordinated Debt

     In December 1998, Avalon Michigan became a co-issuer of a $150,000 principal balance, Senior Subordinated Notes ("Subordinated Notes") offering and Michigan Holdings became a co-issuer of a $196,000, gross proceeds, Senior Discount Notes (defined below) offering. In conjunction with these

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

financings, Avalon Michigan paid $18,130 to Avalon Finance as a partial payment against Avalon Michigan's note payable-affiliate. Avalon Michigan paid $76 in interest on this note payable-affiliate during the period from inception (June 2, 1998) through December 31, 1998.

     The Subordinated Notes mature on December 1, 2008, and interest accrued at a rate of 9.375% per annum. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 1999. Accrued interest on the Subordinated Notes was $1,078 at December 31, 1998.

     The Senior Subordinated Notes will not be redeemable at the Co-Borrowers' option prior to December 1, 2003. Thereafter, the Senior Subordinated Notes will be subject to redemption at any time at the option of the Co-Borrowers, in whole or in part at the redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest, if any, thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 1 of the years indicated below:

YEAR                                                        PERCENTAGE
----                                                        ----------
2003......................................................   104.688%
2004......................................................   103.125%
2005......................................................   101.563%
2006 and thereafter.......................................   100.000%

     The scheduled maturities of the long-term debt are $2,000 in 2001, $4,000 in 2002, $72,479 in 2003, and the remainder thereafter.

     At any time prior to December 1, 2001, the Co-Borrowers may on any one or more occasions redeem up to 35% of the aggregate principal amount of Senior Subordinate Notes originally issued under the Indenture at a redemption price equal to 109.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of any equity offering and/or the net cash proceeds of a strategic equity investment; provided that at least 65% of the aggregate principal amount at maturity of Senior Subordinated Notes originally issued remain outstanding immediately after each such redemption.

     As used in the preceding paragraph, "Equity Offering and Strategic Equity Investment" means any public or private sale of Capital Stock of any of the Co-Borrowers pursuant to which the Co-Borrowers together receive net proceeds of at least $25 million, other than issuances of Capital Stock pursuant to employee benefit plans or as compensation to employees; provided that to the extent such Capital Stock is issued by the Co-Borrowers, the net cash proceeds thereof shall have been contributed to one or more of the Co-Borrowers in the form of an equity contribution.

     The Indentures provide that upon the occurrence of a change of control (a "Change of Control") each holder of the Notes has the right to require the Company to purchase all or any part (equal to $1,000 or an integral multiple thereof) of such holder's Notes at an offer price in cash to 101% of the aggregate principal amount thereon plus accrued and unpaid interest and Liquidated Damages (as defined in the Indentures) thereof, if any, to the date of purchase.

  The Senior Discount Notes

     On December 3, 1998, the Company, Avalon Cable LLC and Avalon Cable Holdings Finance, Inc. ("Holdings Co-Borrowers") issued $196.0 million aggregate principal amount at maturity of 11 7/8% Senior Discount Notes ("Senior Discount Notes") due 2008.

     The Senior Discount Notes were issued at a substantial discount from their principal amount at maturity, to generate gross proceeds of approximately $110.4 million. Interest on the Senior Discount Notes will accrue

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

but not be payable before December 1, 2003. Thereafter, interest on the Senior Discount Notes will accrue on the principal amount at maturity at a rate of 11.875% per annum, and will be payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2003. Prior to December 1, 2003, the accreted value of the Senior Discount Notes will increase, representing amortization of original issue discount, between the date of original issuance and December 1, 2003 on a semi-annual basis using a 360-day year comprised of twelve 30-day months, such that the accreted value shall be equal to the full principal amount at maturity of the Senior Discount Notes on December 1, 2003. Original issue discount accretion on the Senior Discount Notes was $1,083 at December 31, 1998.

     On December 1, 2003, the Holding Co-borrowers will be required to redeem an amount equal to $369.79 per $1,000 principal amount at maturity of each Senior Discount Note then outstanding on a pro rata basis at a redemption price of 100% of the principal amount at maturity of the Senior Discount Notes so redeemed.

     On or after December 1, 2003, the Senior Discount Notes will be subject to redemption at any time at the option of the Holding Co-borrowers, in whole or in part, at the redemption prices, which are expressed as percentages of principal amount, shown below plus accrued and unpaid interest, if any, and liquidated damages, if any, thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 1 of the years indicated below:

YEAR                                                        PERCENTAGE
----                                                        ----------
2003......................................................   105.938%
2004......................................................   103.958%
2005......................................................   101.979%
2006 and thereafter.......................................   100.000%

     Notwithstanding the foregoing, at any time before December 1, 2001, the holding companies may on any one or more occasions redeem up to 35% of the aggregate principal amount at maturity of senior discount notes originally issued under the Senior Discount Note indenture at a redemption price equal to 111.875% of the accreted value at the date of redemption, plus liquidated damages, if any, to the redemption date, with the net cash proceeds of any equity offering and/or the net cash proceeds of a strategic equity investment; provided that at least 65% of the aggregate principal amount at maturity of Senior Discount Notes originally issued remain outstanding immediately after each occurrence of such redemption.

     Upon the occurrence of a Change of Control, each holder of Senior Discount Notes will have the right to require the Holding Co-borrowers to repurchase all or any part of such holder's Senior Discount Notes pursuant to a Change of Control offer at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages thereon, if any, to the date of purchase.

  Note Payable

     Avalon New England issued a note payable for $500 which is due on May 29, 2003, and bears interest at a rate of 7% per annum (which approximates Avalon New England's incremental borrowing rate) payable annually. Additionally, Avalon New England has a $100 non-compete agreement. The agreement calls for five annual payments of $20, commencing on May 29, 1999.

  Mercom debt

     In August 1997, the Mercom revolving credit agreement for $2,000 expired. Mercom had no borrowings under the revolving credit agreement in 1996 or 1997.

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

     On September 29, 1997, Avalon Michigan purchased and assumed all of the bank's interest in the term credit agreement and the note issued thereunder. Immediately after the purchase, the term credit agreement was amended in order to, among other things, provide for less restrictive financial covenants, eliminate mandatory amortization of principal and provide for a bullet maturity of principal on December 31, 2002, and remove the change of control event of default. Mercom's borrowings under the term credit agreement contain pricing and security provisions substantially the same as those in place prior to the purchase of the loan. The borrowings are secured by a pledge of the stock of Mercom's subsidiaries and a first lien on certain of the assets of Mercom and its subsidiaries, including inventory, equipment and receivables at December 31, 1998, $14,151 of principal was outstanding. The borrowings under the term credit agreement are eliminated in the Company's consolidated balance sheet.

9. MINORITY INTEREST

     The activity in minority interest for the year ended December 31, 1998 is as follows:

                                                                   AVALON
                                                                    CABLE
                                                        MERCOM       LLC       TOTAL
                                                        -------    -------    -------
Issuance of Class A units by Avalon Cable LLC.........  $    --    $45,000    $45,000
Issuance of Class B-1 units by Avalon Cable LLC.......       --      4,345      4,345
Allocated to minority interest prior to
  restructuring.......................................       --        365        365
Purchase of Cable Michigan, Inc.......................   13,457         --     13,457
Income (loss) allocated to minority interest..........      398     (1,729)    (1,331)
                                                        -------    -------    -------
Balance at December 31, 1998..........................  $13,855    $47,981    $61,836
                                                        =======    =======    =======

10. EMPLOYEE BENEFIT PLANS

     Avalon Michigan has a qualified savings plan under Section 401(K) of the Internal Revenue Code. Contributions charged to expense for the period from November 5, 1998 to December 31, 1998 was $30.

11. COMMITMENTS AND CONTINGENCIES

  Leases

     Avalon New England and Avalon Michigan rent poles from utility companies for use in their operations. While rental agreements are generally short-term, Avalon New England and Avalon Michigan anticipate such rentals will continue in the future. Avalon New England and Avalon Michigan also lease office facilities and various items of equipment under month-to-month operating leases. Rent expense was $58 for the year ended December 31, 1998. Rental commitments are expected to continue at approximately $1 million a year for the foreseeable future, including pole rental commitments which are cancelable.

  Legal Matters

     The Company and its subsidiaries are subject to regulation by the Federal Communications Commission ("FCC") and other franchising authorities.

     The Company and its subsidiaries are subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended, and the Telecommunications Act of 1996. The Company and its subsidiaries have either settled challenges or accrued for anticipated exposures related to rate regulation; however, there is no assurance that there will not be further additional challenges to its rates.

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

     In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

12. RELATED PARTY TRANSACTIONS AND BALANCES

     During 1998, Avalon New England received $3,341 from Avalon Holdings. In consideration for this amount, Avalon New England executed a note payable to Avalon Holdings. This note is recorded as note payable-affiliate on the balance sheet at December 31, 1998. Interest accrues at the rate of 5.57% per year and Avalon New England has recorded accrued interest on this note of $100 at December 31, 1998.

13. SUBSEQUENT EVENT

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
Avalon Cable of Michigan, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and changes in shareholders' deficit and of cash flows present fairly, in all material respects, the financial position of Cable Michigan, Inc. and subsidiaries (collectively, the "Company") at December 31, 1996 and 1997 and November 5, 1998, and the results of their operations and their cash flows for each of the two years ended December 31, 1996 and 1997 and the period from January 1, 1998 to November 5, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/  PRICEWATERHOUSECOOPERS LLP
New York, New York
March 30, 1999

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,    NOVEMBER 5,
                                                                    1997           1998
                                                                ------------    -----------
                                                                  (DOLLARS IN THOUSANDS)
                           ASSETS
Cash and temporary cash investments.........................      $ 17,219       $  6,093
Accounts receivable, net of reserve for doubtful accounts of
  $541 at December 31, 1997 and $873 at November 5, 1998....         3,644          4,232
Prepayments and other.......................................           663            821
Accounts receivable from related parties....................           166            396
Deferred income taxes.......................................         1,006            541
                                                                  --------       --------
Total current assets........................................        22,698         12,083
Property, plant and equipment, net..........................        73,836         77,565
Intangible assets, net......................................        45,260         32,130
Deferred charges and other assets...........................           803          9,442
                                                                  --------       --------
Total assets................................................      $142,597       $131,220
                                                                  ========       ========
           LIABILITIES AND SHAREHOLDERS' DEFICIT
Current portion of long-term debt...........................      $     --       $ 15,000
Accounts payable............................................         5,564          8,370
Advance billings and customer deposits......................         2,242          1,486
Accrued taxes...............................................           167          1,035
Accrued cable programming expense...........................         2,720          5,098
Accrued expenses............................................         4,378          2,052
Accounts payable to related parties.........................         1,560            343
                                                                  --------       --------
Total current liabilities...................................        16,631         33,384
Long-term debt..............................................       143,000        120,000
Deferred income taxes.......................................        22,197         27,011
                                                                  --------       --------
Total liabilities...........................................       181,828        180,395
                                                                  --------       --------
Minority interest...........................................        14,643         14,690
                                                                  --------       --------
Commitments and contingencies (Note 11).....................            --             --
Preferred Stock.............................................            --             --
Common stock................................................            --             --
Common shareholders' deficit................................       (53,874)       (63,865)
                                                                  --------       --------
Total Liabilities and Shareholders' Deficit.................      $142,597       $131,220
                                                                  ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      FOR THE YEARS ENDED
                                                          DECEMBER 31,          FOR THE PERIOD FROM
                                                    ------------------------    JANUARY 1, 1998 TO
                                                       1996          1997        NOVEMBER 5, 1998
                                                    ----------    ----------    -------------------
                                                        (DOLLARS IN THOUSANDS EXCEPT PER SHARE
                                                                  AND SHARE AMOUNTS)
Revenues..........................................  $   76,187    $   81,299        $   74,521
Costs and expenses, excluding management fees and
  depreciation and amortization...................      40,593        44,467            41,552
Management fees...................................       3,498         3,715             3,156
Depreciation and amortization.....................      31,427        32,082            28,098
Merger related expenses...........................          --            --             5,764
                                                    ----------    ----------        ----------
Operating income..................................         669         1,035            (4,049)
Interest income...................................         127           358               652
Interest expense..................................     (15,179)      (11,751)           (8,034)
Gain on sale of Florida cable system..............          --         2,571                --
Other (expense), net..............................        (736)         (738)             (937)
                                                    ----------    ----------        ----------
(Loss) before income taxes........................     (15,119)       (8,525)          (12,368)
(Benefit) from income taxes.......................      (5,712)       (4,114)           (1,909)
                                                    ----------    ----------        ----------
(Loss) before minority interest and equity in
  unconsolidated entities.........................      (9,407)       (4,411)          (10,459)
Minority interest in loss (income) of consolidated
  entity..........................................       1,151            53               (75)
                                                    ----------    ----------        ----------
Net (Loss)........................................  $   (8,256)   $   (4,358)       $  (10,534)
                                                    ==========    ==========        ==========
Basic and diluted earnings per average common
  share Net (loss) to shareholders................  $    (1.20)   $     (.63)       $    (1.53)
Average common shares and common stock equivalents
  outstanding.....................................   6,864,799     6,870,528         6,891,932

  The accompanying notes are an integral part of these consolidated financial statements.

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

                                       FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997 AND THE PERIOD FROM
                                                      JANUARY 1, 1998 TO NOVEMBER 5, 1998
                                  ----------------------------------------------------------------------------
                                    COMMON               ADDITIONAL              SHAREHOLDER'S       TOTAL
                                    SHARES      COMMON    PAID-IN                     NET        SHAREHOLDERS'
                                  OUTSTANDING   STOCK     CAPITAL     DEFICIT     INVESTMENT        DEFICIT
                                  -----------   ------   ----------   --------   -------------   -------------
                                                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
Balance, December 31, 1995......       1,000    $   1       $ --      $     --     $(73,758)       $(73,757)
Net loss........................          --       --         --            --       (8,256)         (8,256)
Transfers from CTE..............          --       --         --            --        2,272           2,272
                                   ---------    ------      ----      --------     --------        --------
Balance, December 31, 1996......       1,000        1         --            --      (79,742)        (79,741)
Net loss from 1/1/97 through
  9/30/97.......................          --       --         --            --       (3,251)         (3,251)
Net loss from 10/1/97 through
  12/31/97......................          --       --         --        (1,107)          --          (1,107)
Transfers from RCN
  Corporation...................          --       --         --            --       30,225          30,225
Common stock issued in
  connection with the
  Distribution..................   6,870,165    6,870         --       (59,638)      52,768              --
                                   ---------    ------      ----      --------     --------        --------
Balance, December 31, 1997......   6,871,165    6,871         --       (60,745)          --         (53,874)
Net loss from January 1, 1998 to
  November 5, 1998..............          --       --         --       (10,534)          --         (10,534)
Exercise of stock options.......      30,267       30        351            --           --             381
Tax benefits of stock option
  exercises.....................          --       --        162            --           --             162
                                   ---------    ------      ----      --------     --------        --------
Balance, November 5, 1998.......   6,901,432    $6,901      $513      $(71,279)    $     --        $(63,865)
                                   =========    ======      ====      ========     ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE YEARS ENDED
                                                           DECEMBER 31,        FOR THE PERIOD FROM
                                                       --------------------    JANUARY 1, 1998 TO
                                                         1996        1997       NOVEMBER 5, 1998
                                                       --------    --------    -------------------
                                                                 (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)...........................................  $ (8,256)   $ (4,358)        $(10,534)
Gain on pension curtailment/settlement...............      (855)         --               --
Depreciation and amortization........................    31,427      32,082           28,098
Deferred income taxes, net...........................       988      (4,359)          (3,360)
Provision for losses on accounts receivable..........       843         826              710
Gain on sale of Florida cable systems................        --      (2,571)              --
Increase (decrease) in minority interest.............    (1,151)        (53)              47
Other non-cash items.................................     2,274       1,914               --
Net change in certain assets and liabilities, net of
  business acquisitions
Accounts receivable and customer deposits............    (1,226)       (617)          (2,054)
Accounts payable.....................................     1,365       2,234            2,806
Accrued expenses.....................................       125         580               52
Accrued taxes........................................       (99)         61              868
Accounts receivable from related parties.............       567       1,549             (230)
Accounts payable to related parties..................     1,314      (8,300)          (1,217)
Other, net...........................................       501        (644)            (158)
                                                       --------    --------         --------
Net cash provided by operating activities............    27,817      18,344           15,028
                                                       --------    --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment...........    (9,605)    (14,041)         (18,697)
Acquisitions, net of cash acquired...................        --         (24)              --
Proceeds from sale of Florida cable systems..........        --       3,496               --
Other................................................       390         560               --
                                                       --------    --------         --------
Net cash used in investing activities................    (9,215)    (10,009)         (18,697)
                                                       --------    --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt...........................        --     128,000               --
Redemption of long-term debt.........................    (1,500)    (17,430)          (8,000)
Proceeds from the issuance of common stock...........        --          --              543
Transfers from CTE...................................        --      12,500               --
Change in affiliate notes, net.......................   (16,834)   (116,836)              --
Payments made for debt financing costs...............        --        (647)              --
                                                       --------    --------         --------
Net cash provided by (used in) financing
  activities.........................................   (18,334)      5,587           (7,457)
Net increase/(decrease) in cash and temporary cash
  investments........................................       268      13,922          (11,126)
Cash and temporary cash investments at beginning of
  year...............................................     3,029       3,297           17,219
                                                       --------    --------         --------
Cash and temporary cash investments at end of year...  $  3,297    $ 17,219         $  6,093
                                                       ========    ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for Interest...............  $ 15,199    $ 11,400         $  7,777
Income taxes.........................................        29         370              315

Supplemental Schedule of Non-cash Investing and Financing Activities:

    In September 1997, in connection with the transfer of CTE's investment in Mercom to the Company, the Company assumed CTE's $15,000 Term Credit Facility.

    Certain intercompany accounts receivable and payable and intercompany note balances were transferred to shareholders' net investment in connection with the Distribution described in note 1.

  The accompanying notes are an integral part of these consolidated financial statements.

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

1. BACKGROUND AND BASIS OF PRESENTATION

     Prior to September 30, 1997, Cable Michigan, Inc. and subsidiaries (the "Company") was operated as part of C-TEC Corporation ("C-TEC"). On September 30, 1997, C-TEC distributed 100 percent of the outstanding shares of common stock of its wholly owned subsidiaries, RCN Corporation ("RCN") and the Company to holders of record of C-TEC's Common Stock and C-TEC's Class B Common Stock as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of the Distribution Agreement dated September 5, 1997 among C-TEC, RCN and the Company. The Company consists of C-TEC's Michigan cable operations, including its 62% ownership in Mercom, Inc. ("Mercom"). In connection with the Distribution, C-TEC changed its name to Commonwealth Telephone Enterprises, Inc. ("CTE"). RCN consists primarily of C-TEC's bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long distance operations and its international investment in Megacable, S.A. de C.V. C-TEC, RCN, and the Company continue as entities under common control until the Company completes the Merger (as described below).

     On June 3, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") among the Company, Avalon Cable of Michigan Holdings Inc. ("Avalon Holdings") and Avalon Cable of Michigan Inc. ("Avalon Sub"), pursuant to which Avalon Sub will merge into the Company and the Company will become a wholly owned subsidiary of Avalon Holdings (the "Merger").

     In accordance with the terms of the Agreement, each share of common stock, par value $1.00 per share ("common stock"), of the Company outstanding prior to the effective time of the Merger (other than treasury stock, shares owned by Avalon Holdings or its subsidiaries, or shares as to which dissenters' rights have been exercised) shall be converted into the right to receive $40.50 in cash (the "Merger Consideration"), subject to certain possible closing adjustments.

     On November 6, 1998, the Company completed its merger into and with Avalon Cable Michigan, Inc. The total consideration payable in conjunction with the merger, including fees and expenses is approximately 431,600. Subsequent to the merger, the arrangements with RCN and CTE (as described below) were terminated. The Merger agreement also permitted the Company to agree to acquire the remaining shares of Mercom that it did not own.

     Cable Michigan provides cable services to various areas in the state of Michigan. Cable Michigan's cable television systems offer customer packages for basic cable programming services which are offered at a per channel charge or packaged together to form a tier of services offered at a discount from the combined channel rate. Cable Michigan's cable television systems also provide premium cable services to their customers for an extra monthly charge. Customers generally pay initial connection charges and fixed monthly fees for cable programming and premium cable services, which constitute the principle sources of revenue for the Company.

     The consolidated financial statements have been prepared using the historical basis of assets and liabilities and historical results of operations of all wholly and majority owned subsidiaries. However, the historical financial information presented herein reflects periods during which the Company did not operate as an independent company and accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations, financial condition or cash flows of the Company in the future or what they would have been had the Company been an independent, public company during the reporting periods. All material intercompany transactions and balances have been eliminated.

     RCN's corporate services group has historically provided substantial support services such as finance, cash management, legal, human resources, insurance and risk management. Prior to the Distribution, the

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

corporate office of C-TEC allocated the cost for these services pro rata among the business units supported primarily based on assets; contribution to consolidated earnings before interest, depreciation, amortization, and income taxes; and number of employees. In the opinion of management, the method of allocating these costs is reasonable; however, such costs are not necessarily indicative of the costs that would have been incurred by the Company on a stand-alone basis.

     CTE, RCN and the Company have entered into certain agreements subsequent to the Distribution, and governing various ongoing relationships, including the provision of support services between the three companies, including a distribution agreement and a tax-sharing agreement.

     The fee per year for support services from RCN will be 4.0% of the revenues of the Company plus a direct allocation of certain consolidated cable administration functions of RCN. The direct charge for customer service along with the billing service and the cable guide service will be a pro rata share (based on subscribers) of the expenses incurred by RCN to provide such customer service and to provide such billing and cable guide service for RCN and the Company.

     CTE has agreed to provide or cause to be provided to RCN and the Company certain financial data processing services for a transitional period after the Distribution. The fees for such services will be an allocated portion (based on relative usage) of the cost incurred by CTE to provide such financial data processing services to all three groups.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of estimates

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and temporary cash investments

     For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are stated at cost, which approximates market.

  Property, plant and equipment and depreciation

     Property, plant and equipment reflects the original cost of acquisition or construction, including payroll and related costs such as taxes, pensions and other fringe benefits, and certain general administrative costs.

     Depreciation is provided on the straight-line method based on the useful lives of the various classes of depreciable property. The average estimated lives of depreciable cable property, plant and equipment are:

Buildings...................................................   12-25 years
Cable television distribution equipment.....................  8.5-12 years
Vehicles....................................................       5 years
Other equipment.............................................      12 years

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

     Maintenance and repair costs are charged to expense as incurred. Major replacements and betterments are capitalized. Gain or loss is recognized on retirements and dispositions.

  Intangible assets

     Intangible assets are amortized on a straight-line basis over the expected period of benefit ranging from 5 to 19.3 years. Intangible assets include cable franchises. The cable systems owned or managed by the Company are constructed and operated under fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") that are generally nonexclusive and are granted by local governmental authorities. The provisions of these local franchises are subject to federal regulation. Costs incurred to obtain or renew franchises are capitalized and amortized over the term of the applicable franchise agreement.

  Accounting for impairments

     The Company follows the provisions of Statement of Financial Accounting Standards No. 121 -- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121").

     SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the net future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles expected to be held and used is based on the fair value of the asset.

     No impairment losses have been recognized by the Company pursuant to SFAS 121.

  Revenue recognition

     Revenues from cable programming services are recorded in the month the service is provided. Installation fee revenue is recognized in the period in which the installation occurs.

  Advertising expense

     Advertising costs are expensed as incurred. Advertising expense charged to operations was $514, $560, and $505 in 1996, 1997, and for the period from January 1, 1998 to November 5, 1998 respectively.

  Stock-based compensation

     The Company applies Accounting Principles Board Opinion No.
25 -- "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 -- "Accounting for Stock-Based Compensation" ("SFAS 123").

  Earnings (loss) per share

     The Company has adopted statement of Financial Accounting Standards No. 128 -- "Earnings Per Share" ("SFAS 128"). Basic earnings (loss) per share is computed based on net income (loss) divided by the weighted average number of shares of common stock outstanding during the period.

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

     Diluted earnings (loss) per share is computed based on net income (loss) divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversions of stock options during periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of stock options which would have been converted in 1997 and in 1998 and had a dilutive effect if the Company had income from continuing operations are 55,602 and 45,531, respectively.

     For periods prior to October 1, 1997, during which the Company was a wholly owned subsidiary of C-TEC, earnings (loss) per share was calculated by dividing net income (loss) by one-fourth the average common shares of C-TEC outstanding, based upon a distribution ratio of one share of Company common stock for each four shares of C-TEC common equity owned.

  Income taxes

     The Company and Mercom file separate consolidated federal income tax returns. Prior to the Distribution, income tax expense was allocated to C-TEC's subsidiaries on a separate return basis except that C-TEC's subsidiaries receive benefit for the utilization of net operating losses and investment tax credits included in the consolidated tax return even if such losses and credits could not have been used on a separate return basis. The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109 -- "Accounting for Income Taxes". The statement requires the use of an asset and liability approach for financial reporting purposes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial reporting basis and tax basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

  Reclassification

     Certain amounts have been reclassified to conform with the current year's presentation.

3. BUSINESS COMBINATION AND DISPOSITIONS

     The Agreement between Avalon Cable of Michigan Holdings, Inc. and the Company permitted the Company to agree to acquire the 1,822,810 shares (approximately 38% of the outstanding stock) of Mercom that it did not own (the "Mercom Acquisition"). On September 10, 1998 the Company and Mercom entered into a definitive agreement (the "Mercom Merger Agreement") providing for the acquisition by the Company of all of such shares at a price of $12.00 per share. The Company completed this acquisition in March 1999.
The total estimated consideration payable in conjunction with the Mercom Acquisition, excluding fees and expenses was $21,900.

     In March 1999, Avalon Michigan Inc. acquired the cable television systems of Nova Cablevision, Inc., Nova Cablevision VI, L.P. and Nova Cablevision VII, L.P. for approximately $7,800, excluding transaction fees.

     In July 1997, Mercom sold its cable system in Port St. Lucie, Florida for cash of approximately $3,500. The Company realized a pretax gain of $2,571 on the transaction.

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

4. PROPERTY, PLANT AND EQUIPMENT

                                                              DECEMBER 31,    NOVEMBER 5,
                                                                  1997           1998
                                                              ------------    -----------
Cable plant.................................................   $ 158,655       $ 174,532
Buildings and land..........................................       2,837           2,917
Furniture, fixtures and vehicles............................       5,528           6,433
Construction in process.....................................         990             401
                                                               ---------       ---------
Total property, plant and equipment.........................     168,010         184,283
Less accumulated depreciation...............................     (94,174)       (106,718)
                                                               ---------       ---------
Property, plant and equipment, net..........................   $  73,836       $  77,565
                                                               =========       =========

     Depreciation expense was $15,728, $16,431 and $14,968 for the years ended December 31, 1996 and 1997, and the period from January 1, 1998 to November 5, 1998, respectively.

5. INTANGIBLE ASSETS

     Intangible assets consist of the following at:

                                                              DECEMBER 31,    NOVEMBER 5,
                                                                  1997           1998
                                                              ------------    -----------
Cable Franchises............................................   $ 134,889       $ 134,889
Noncompete agreements.......................................         473             473
Goodwill....................................................       3,990           3,990
Other.......................................................       1,729           1,729
                                                               ---------       ---------
Total.......................................................     141,081         141,081
Less accumulated amortization...............................     (95,821)       (108,951)
                                                               ---------       ---------
Intangible assets, net......................................   $  45,260       $  32,130
                                                               =========       =========

     Amortization expense charged to operations for the years ended December 31, 1996 and 1997 was $15,699 and $15,651, respectively, and $13,130 for the period from January 1, 1998 to November 5, 1998.

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

6.  INCOME TAXES

     The income tax provision (benefit) in the accompanying consolidated financial statements of operations is comprised of the following:

                                                               1996       1997       1998
                                                              -------    -------    -------
Current
Federal.....................................................  $(6,700)   $   245    $   320
State.......................................................       --         --         28
                                                              -------    -------    -------
Total Current...............................................   (6,700)       245        348
                                                              -------    -------    -------
Deferred:
Federal.....................................................      988     (4,359)    (2,074)
State.......................................................       --         --       (183)
                                                              -------    -------    -------
Total Deferred..............................................      988     (4,359)    (2,257)
                                                              -------    -------    -------
Total (benefit) for income taxes............................  $(5,712)   $(4,114)   $(1,909)
                                                              =======    =======    =======

     The benefit for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 35% for 1996, 34% for 1997 and 35% for the period from January 1, 1998 to November 5, 1998. The differences are as follows:

                                                             YEAR ENDED            PERIOD FROM
                                                            DECEMBER 31,        JANUARY 1, 1998 TO
                                                        --------------------       NOVEMBER 11,
                                                          1996        1997             1998
                                                        --------    --------    ------------------
(Loss) before (benefit) for income taxes..............  $(15,119)   $ (8,525)        $(12,368)
                                                        ========    ========         ========
Federal tax (benefit) at statutory rates..............  $ (5,307)   $ (2,899)        $ (4,329)
State income taxes....................................        --          --             (101)
Goodwill..............................................       175         171              492
Increase (decrease) in valuation allowance............      (518)     (1,190)              --
Nondeductible expenses................................        --         147            2,029
Benefit of rate differential applied to reversing
  timing differences..................................        --        (424)              --
Other, net............................................       (62)         81               --
                                                        --------    --------         --------
(Benefit) for income taxes............................  $ (5,712)   $ (4,114)        $ (1,909)
                                                        ========    ========         ========

     Mercom, which files a separate consolidated income tax return, has the following net operating losses available:

                                                               TAX NET
                                                              OPERATING    EXPIRATION
YEAR                                                           LOSSES         DATE
----                                                          ---------    ----------
1992........................................................   $  435         2007
1995........................................................   $2,713         2010

     In 1997, Mercom was liable for Federal Alternative Minimum Tax (AMT). At December 31, 1997 and at November 5, 1998, the cumulative minimum tax credits are $141 and $141, respectively. This amount can be carried forward indefinitely to reduce regular tax liabilities that exceed AMT in future years.

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

     Temporary differences that give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                      DECEMBER 31,    NOVEMBER 5,
                                                          1997           1998
                                                      ------------    -----------
NOL carryforwards...................................    $  1,588       $  1,132
Alternative minimum tax credits.....................         141            141
Reserves............................................         753            210
Other, net..........................................         230            309
                                                        --------       --------
Total deferred assets...............................       2,712          1,792
                                                        --------       --------
Property, plant and equipment.......................     (11,940)       (10,515)
Intangible assets...................................     (11,963)       (10,042)
                                                        --------       --------
Total deferred liabilities..........................     (23,903)       (20,557)
                                                        --------       --------
Subtotal............................................     (21,191)       (18,765)
Valuation allowance.................................          --             --
                                                        --------       --------
Total deferred taxes................................    $(21,191)      $(18,765)
                                                        ========       ========

     In the opinion of management, based on the future reversal of taxable temporary differences, primarily depreciation and amortization, the Company will more likely than not be able to realize all of its deferred tax assets. As a result, the net change in the valuation allowance for deferred tax assets during 1997 was a decrease of $1,262, which $72 related to Mercom of Florida.

     Due to the sale of Mercom of Florida, the Company's deferred tax liabilities decreased by $132.

7. DEBT

     Long-term debt outstanding at November 5, 1998 is as follows:

                                                      DECEMBER 31,    NOVEMBER 5,
                                                          1997           1998
                                                      ------------    -----------
Term Credit Facility................................    $100,000       $100,000
Revolving Credit Facility...........................      28,000         20,000
Term Loan...........................................      15,000         15,000
                                                        --------       --------
Total...............................................     143,000        135,000
Current portion of long-term debt...................          --         15,000
                                                        --------       --------
Total Long-Term Debt................................    $143,000       $120,000
                                                        ========       ========

  Credit Facility

     The Company had an outstanding line of credit with a banking institution for $3 million. No amounts were outstanding under this facility.

     The Company has in place two secured credit facilities (the "Credit Facilities") pursuant to a single credit agreement with a group of lenders for which First Union National Bank acts as agent (the "Credit Agreement"), which was effective as of July 1, 1997. The first is a five-year revolving credit facility in the amount of $65,000 (the "Revolving Credit Facility"). The second is an eight-year term credit facility in the amount of $100,000 (the "Term Credit Facility").

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

     The interest rate on the Credit Facilities will be, at the election of the Company, based on either a LIBOR or a Base Rate option (6.25% at November 5, 1998) (each as defined in the Credit Agreement).

     The entire amount of the Term Credit Facility has been drawn and as of November 5, 1998, $100,000 of the principal was outstanding thereunder. The entire amount of the Revolving Credit Facility is available to the Company until June 30, 2002. As of November 5, 1998, $20,000 of principal was outstanding thereunder. Revolving loans may be repaid and reborrowed from time to time.

     The Term Credit Facility is payable over six years in quarterly installments, from September 30, 1999 through June 30, 2005. Interest only is due through June 1999. The Credit Agreement is currently unsecured.

     The Credit Agreement contains restrictive covenants which, among other things, require the Company to maintain certain debt to cash flow, interest coverage and fixed charge coverage ratios and place certain limitations on additional debt and investments. The Company does not believe that these covenants will materially restrict its activities.

  Term Loan

     On September 30, 1997, the Company assumed all obligations of CTE under a $15 million credit facility extended by a separate group of lenders for which First Union National Bank also acts as agent (the "$15 Million Facility"). The $15 Million Facility matures in a single installment on June 30, 1999 and is collateralized by a first priority pledge of all shares of Mercom owned by the Company. The $15 Million Facility has interest rate provisions (6.25% at November 5, 1998), covenants and events of default substantially the same as the Credit Facilities.

     On November 6, 1998, the long-term debt of the Company was paid off in conjunction with the closing of the merger.

  Mercom debt

     In August 1997, the Mercom revolving credit agreement for $2,000 expired. Mercom had no borrowings under the revolving credit agreement in 1996 or 1997.

     On September 29, 1997, the Company purchased and assumed all of the bank's interest in the term credit agreement and the note issued thereunder. Immediately after the purchase, the term credit agreement was amended in order to, among other things, provide for less restrictive financial covenants, eliminate mandatory amortization of principal and provide for a bullet maturity of principal on December 31, 2002, and remove the change of control event of default. Mercom's borrowings under the term credit agreement contain pricing and security provisions substantially the same as those in place prior to the purchase of the loan. The borrowings are secured by a pledge of the stock of Mercom's subsidiaries and a first lien on certain of the assets of Mercom and its subsidiaries, including inventory, equipment and receivables. At November 5, 1998, $14,151 of principal was outstanding. The borrowings under the term credit agreement are eliminated in the Company's consolidated balance sheet.

8. COMMON STOCK AND STOCK PLANS

     The Company has authorized 25,000,000 shares of $1 par value common stock, and 50,000,000 shares of $1 par value Class B common stock. The Company also has authorized 10,000,000 shares of $1 par value preferred stock. At November 5, 1998, 6,901,432 common shares are issued and outstanding.

     In connection with the Distribution, the Company Board of Directors (the "Board") adopted the Cable Michigan, Inc. 1997 Equity Incentive Plan (the "1997 Plan"), designed to provide equity-based compensation

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

opportunities to key employees when shareholders of the Company have received a corresponding benefit through appreciation in the value of Cable Michigan Common Stock.

     The 1997 Plan contemplates the issuance of incentive stock options, as well as stock options that are not designated as incentive stock options, performance-based stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards (collectively, "Awards"). Up to 300,000 shares of Common Stock, plus shares of Common Stock issuable in connection with the Distribution related option adjustments, may be issued pursuant to Awards granted under the 1997 Plan.

     All employees and outside consultants to the Company and any of its subsidiaries and all Directors of the Company who are not also employees of the Company are eligible to receive discretionary Awards under the 1997 Plan.

     Unless earlier terminated by the Board, the 1997 Plan will expire on the 10th anniversary of the Distribution. The Board or the Compensation Committee may, at any time, or from time to time, amend or suspend and, if suspended, reinstate, the 1997 Plan in whole or in part.

     Prior to the Distribution, certain employees of the Company were granted stock option awards under C-TEC's stock option plans. In connection with the Distribution, 380,013 options covering Common Stock were issued. Each C-Tec option was adjusted so that each holder would hold options to purchase shares of Commonwealth Telephone Enterprise Common Stock, RCN Common Stock and Cable Michigan Common Stock. The number of shares subject to, and the exercise price of, such options were adjusted to take into account the Distribution and to ensure that the aggregate intrinsic value of the resulting RCN, the Company and Commonwealth Telephone Enterprises options immediately after the Distribution was equal to the aggregate intrinsic value of the C-TEC options immediately prior to the Distribution.

     Information relating to the Company stock options is as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                              NUMBER OF    EXERCISE
                                                               SHARES       PRICE
                                                              ---------    --------
Outstanding December 31, 1995...............................   301,000
Granted.....................................................    33,750      $ 8.82
Exercised...................................................    (7,250)         --
Canceled....................................................   (35,500)      10.01
                                                               -------      ------
Outstanding December 31, 1996...............................   292,000        8.46
Granted.....................................................    88,013        8.82
Exercised...................................................        --          --
Canceled....................................................      (375)      10.01
                                                               -------      ------
Outstanding December 31, 1997...............................   379,638        8.82
Granted.....................................................    47,500       31.25
Exercised...................................................   (26,075)      26.21
Canceled....................................................   (10,250)         --
                                                               -------      ------
Outstanding November 5, 1998................................   390,813      $11.52
                                                               =======      ======
Shares exercisable November 5, 1998.........................   155,125      $ 8.45

     The range of exercise prices for options outstanding at November 5, 1998 was $8.46 to $31.25.

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

     No compensation expense related to stock option grants was recorded in 1997. For the period ended November 5, 1998 compensation expense in the amount of $161 was recorded relating to services rendered by the Board.

     Under the term of the Merger Agreement the options under the 1997 Plan vest upon the closing of the merger and each option holder will receive $40.50 per option.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions for the period ended November 5, 1998. The fair value of these options was estimated at the date of grant using a Black Scholes option pricing model with weighted average assumptions for dividend yield of 0% for 1996, 1997 and 1998; expected volatility of 39.5% for 1996, 38.6% prior to the Distribution and 49.8% subsequent to the Distribution for 1997 and 40% for 1998; risk-free interest rate of 5.95%, 6.52% and 5.68% for 1996, 1997 and 1998 respectively, and expected lives of 5 years for 1996 and 1997 and 6 years for 1998.

     The weighted-average fair value of options granted during 1997 and 1998 was $4.19 and $14.97, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share were as follows:

                                                             FOR THE YEARS       FOR THE PERIOD
                                                           ENDED DECEMBER 31,    FROM JANUARY 1,
                                                           ------------------    TO NOVEMBER 5,
                                                            1996       1997           1998
                                                           -------    -------    ---------------
Net (Loss) as reported...................................  $(8,256)   $(4,358)      $(10,534)
Net (Loss) pro forma.....................................   (8,256)    (4,373)       (10,174)
Basic (Loss) per share -- as reported....................    (1.20)     (0.63)         (1.45)
Basic (Loss) per share -- pro forma......................    (1.20)     (0.64)         (1.48)
Diluted (Loss) per share -- as reported..................    (1.20)     (0.63)         (1.45)
Diluted (Loss) per share -- pro forma....................    (1.20)     (0.64)         (1.48)

     In November 1996, the C-TEC shareholders approved a stock purchase plan for certain key executives (the "Executive Stock Purchase Plan" or "C-TEC ESPP"). Under the C-TEC ESPP, participants may purchase shares of C-TEC Common Stock in an amount of between 1% and 20% of their annual base compensation and between 1% and 100% of their annual bonus compensation and provided, however, that in no event shall the participant's total contribution exceed 20% of the sum of their annual compensation, as defined by the C-TEC ESPP. Participant's accounts are credited with the number of share units derived by dividing the amount of the participant's contribution by the average price of a share of C-TEC Common Stock at approximately the time such contribution is made. The share units credited to participant's account do not give such participant any rights as a shareholder with respect to, or any rights as a holder or record owner of, any shares of C-TEC Common Stock. Amounts representing share units that have been credited to a participant's account will be distributed, either in a lump sum or in installments, as elected by the participant, following the earlier of the participant's termination of employment with the Company or three calendar years following the date on which the share units were initially credited to the participant's account. It is anticipated that, at the time of distribution, a participant will receive one share of C-TEC Common Stock for each share unit being distributed.

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

     Following the crediting of each share unit to a participant's account, a matching share of Common Stock is issued in the participant's name. Each matching share is subject to forfeiture as provided in the C-TEC ESPP. The issuance of matching shares will be subject to the participant's execution of an escrow agreement. A participant will be deemed to be the holder of, and may exercise all the rights of a record owner of, the matching shares issued to such participant while such matching shares are held in escrow. Shares of restricted C-TEC Common Stock awarded under the C-TEC ESPP and share units awarded under the C-TEC ESPP that relate to C-TEC Common Stock were adjusted so that following the Distribution, each such participant was credited with an aggregate equivalent value of restricted shares of common stock of CTE, the Company and RCN. In September 1997, the Board approved the Cable Michigan, Inc. Executive Stock Purchase Plan, ("the "Cable Michigan ESPP"), with terms substantially the same as the C-TEC ESPP. The number of shares which may be distributed under the Cable Michigan ESPP as matching shares or in payment of share units is 30,000.

9. PENSIONS AND EMPLOYEE BENEFITS

     Prior to the Distribution, the Company's financial statements reflect the costs experienced for its employees and retirees while included in the C-TEC plans.

     Through December 31, 1996, substantially all employees of the Company were included in a trusteed noncontributory defined benefit pension plan, maintained by C-TEC. Upon retirement, employees are provided a monthly pension based on length of service and compensation. C-TEC funds pension costs to the extent necessary to meet the minimum funding requirements of ERISA. Substantially, all employees of C-TEC's Pennsylvania cable television operations (formerly Twin Country Trans Video, Inc.) were covered by an underfunded plan which was merged into C-TEC's overfunded plan on February 28, 1996.

     The information that follows relates to the entire C-TEC noncontributory defined benefit plan. The components of C-TEC's pension cost are as follows for 1996:

Benefits earned during the year (service costs).............  $2,365
Interest cost on projected benefit obligation...............   3,412
Actual return on plan assets................................  (3,880)
Other components -- net.....................................  (1,456)
                                                              ------
Net periodic pension cost...................................  $  441
                                                              ======

     The following assumptions were used in the determination of the consolidated projected benefit obligation and net periodic pension cost (credit) for December 31, 1996:

Discount Rate...............................................  7.5%
Expected long-term rate of return on plan assets............  8.0%
Weighted average long-term rate of compensation increases...  6.0%

     The Company's allocable share of the consolidated net periodic pension costs (credit), based on the Company's proportionate share of consolidated annualized salaries as of the valuation date, was approximately $10 for 1996. These amounts are reflected in operating expenses. As discussed below, no pension cost (credit) was recognized in 1997.

     In connection with the restructuring, C-TEC completed a comprehensive study of its employee benefit plans in 1996. As a result of this study, effective December 31, 1996, in general, employees of the Company no longer accrue benefits under the defined benefit pension plans and became fully vested in their benefit accrued

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

through that date. C-TEC notified affected participants in December 1996. In December 1996, C-TEC allocated pension plan assets of $6,984 and the related liabilities to a separate plan for employees who no longer accrue benefits after sum distributions. The allocation of assets and liabilities resulted in a curtailment/settlement gain of $4,292. The Company's allocable share of this gain was $855. This gain results primarily from the reduction of the related projected benefit obligation. The curtailed plan has assets in excess of the projected benefit obligation.

     C-TEC sponsors a 401(k) savings plan covering substantially all employees of the Company who are not covered by collective bargaining agreements. Contributions made by the Company to the 401(k) plan are based on a specific percentage of employee contributions. Contributions charged to expense were $128 in 1996. Contributions charged to expense in 1997 prior to the Distribution were $107.

     In connection with the Distribution, the Company established a qualified saving plan under Section 401(k) of the Code. Contributions charged to expense in 1997 were $53. Contributions charged to expense for the period from January 1, 1998 to November 5, 1998 were $164.

10. COMMITMENTS AND CONTINGENCIES

     Total rental expense, primarily for office space and pole rental, was $984, $908 and $1,077 for the year ended December 31, 1996, 1997 and for the period from January 1, 1998 to November 5, 1998, respectively. Rental commitments are expected to continue to approximate $1 million a year for the foreseeable future, including pole rental commitments which are cancelable.

     The Company is subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended, and the Telecommunications Act of 1996. The Company has either settled challenges or accrued for anticipated exposures related to rate regulation; however, there is no assurance that there will not be further additional challenges to its rates. The 1996 statements of operations include charges aggregating approximately $833 relating to cable rate regulation liabilities. No additional charges were incurred in the year ended December 31, 1997 and for the period from January 1, 1998 to November 5, 1998.

     In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

     The Company has agreed to indemnify RCN and C-TEC and their respective subsidiaries against any and all liabilities which arise primarily from or relate primarily to the management or conduct of the business of the Company prior to the effective time of the Distribution. The Company has also agreed to indemnify RCN and C-TEC and their respective subsidiaries against 20% of any liability which arises from or relates to the management or conduct prior to the effective time of the Distribution of the businesses of C-TEC and its subsidiaries and which is not a true C-TEC liability, a true RCN liability or a true Company liability.

     The Tax Sharing Agreement, by and among the Company, RCN and C-TEC (the "Tax Sharing Agreement"), governs contingent tax liabilities and benefits, tax contests and other tax matters with respect to tax returns filed with respect to tax periods, in the case of the Company, ending or deemed to end on or before the Distribution date. Under the Tax Sharing Agreement, adjustments to taxes that are clearly attributable to the Company group, the RCN group, or the C-TEC group will be borne solely by such group. Adjustments to all other tax liabilities will be borne 50% by C-TEC, 20% by the Company and 30% by RCN.

     Notwithstanding the above, if as a result of the acquisition of all or a portion of the capital stock or assets of the Company, the Distribution fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code, then the Company will be liable for any and all increases in tax attributable thereto.

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

11. AFFILIATE AND RELATED PARTY TRANSACTIONS

     The Company has the following transactions with affiliates:

                                                                 FOR THE YEAR         FOR THE
                                                                    ENDED           PERIOD ENDED
                                                              ------------------    NOVEMBER 5,
                                                               1996       1997          1998
                                                              -------    -------    ------------
Corporate office costs allocated to the Company.............  $ 3,498    $ 3,715       $1,866
Cable staff and customer service costs allocated from RCN
  Cable.....................................................    3,577      3,489        3,640
Interest expense on affiliate notes.........................   13,952      8,447          795
Royalty fees charged by CTE.................................      585        465           --
Charges for engineering services............................      296         --           --
Other affiliate expenses....................................      189        171          157

     In addition, RCN has agreed to obtain programming from third party suppliers for Cable Michigan, the costs of which will be reimbursed to RCN by Cable Michigan. In those circumstances where RCN purchases third party programming on behalf of both RCN and the Company, such costs will be shared by each company, on a pro rata basis, based on each company's number of subscribers.

     At December 31, 1997 and November 5, 1998, the Company has accounts receivable from related parties of $166 and $396 respectively, for these transactions. At December 31, 1997 and November 5, 1998, the Company has accounts payable to related parties of $1,560 and $343 respectively, for these transactions.

     The Company had a note payable to RCN Corporation of $147,567 at December 31, 1996 primarily related to the acquisition of the Michigan cable operations and its subsequent operations. The Company repaid approximately $110,000 of this note payable in 1997. The remaining balance was transferred to shareholder's net investment in connection with the Distribution.

12. OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

     The Company places its cash and temporary investments with high credit quality financial institutions. The Company also periodically evaluates the creditworthiness of the institutions with which it invests. The Company does, however, maintain unsecured cash and temporary cash investment balances in excess of federally insured limits.

     The Company's trade receivables reflect a customer base centered in the state of Michigan. The Company routinely assesses the financial strength of its customers; as a result, concentrations of credit risk are limited.

13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          a. The fair value of the revolving credit agreement is considered to be equal to carrying value since the debt re-prices at least every six months and the Company believes that its credit risk has not changed from the time the floating rate debt was borrowed and therefore, would obtain similar rates in the current market.

          b. The fair value of the cash and temporary cash investments approximates fair value because of the short maturity of these instruments.

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

14. QUARTERLY INFORMATION (UNAUDITED)

     The Company estimated the following quarterly data based on assumptions which it believes are reasonable. The quarterly data may differ from quarterly data subsequently presented in interim financial statements.

                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
1998
Revenue.............................................  $20,734    $22,311    $22,735    $ 8,741
Operating income before depreciation, amortization,
  and management fees...............................    9,043     10,047     10,185     12,277
Operating income (loss).............................    7,000     (3,324)      (674)    (7,051)
Net (loss)..........................................   (1,401)    (5,143)    (2,375)    (1,615)
Net (loss) per average Common Share.................    (0.20)     (0.75)     (0.34)     (0.23)
1997
Revenue.............................................  $19,557    $20,673    $20,682    $20,387
Operating income before depreciation, amortization,
  and management fees...............................    8,940      9,592      9,287      9,013
Operating income (loss).............................      275        809       (118)        69
Net (loss)..........................................      N/A        N/A        N/A     (1,107)
Net (loss) per average Common Share.................      N/A        N/A        N/A      (0.16)

     The fourth quarter information for the quarter ended December 31, 1998 includes the results of operations of the Company for the period from October 1, 1998 through November 5, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                               CC V HOLDINGS, LLC

Dated March 28, 2000                           By: CHARTER COMMUNICATIONS, INC.
                                                   ------------------------------------------
                                                   its Manager

                                               By: /s/ JERALD L. KENT
                                                   ------------------------------------------
                                                   Name: Jerald L. Kent
                                                   Title: President, Chief Executive Officer

                                               CC V HOLDINGS FINANCE, INC.

Dated March 28, 2000                           By: /s/ JERALD L. KENT
                                                   ------------------------------------------
                                                   Name: Jerald L. Kent
                                                   Title: President, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ JERALD L. KENT                                            March 28, 2000
     -----------------------------------------------------
     Name: Jerald L. Kent
     Title: President and Chief Executive Officer of
     Charter Communications, Inc. (Manager); CC V
     Holdings, LLC; and CC V Holdings Finance, Inc.

By:  /s/ KENT D. KALKWARF                                          March 28, 2000
     -----------------------------------------------------
     Name: Kent D. Kalkwarf
     Title: Senior Vice President and Chief Financial
     Officer (Principal Financial Officer and Principal
     Accounting Officer) of Charter Communications, Inc.
     (Manager); CC V Holdings, LLC; and CC V Holdings
     Finance, Inc.

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                             DESCRIPTION                             PAGE
-------                             -----------                             ----
 2.1        Taconic Technology Corp. acquisition agreement.(1)
 2.2        Securities Purchase Agreement, dated as of May 13, 1999, by and between Avalon Cable Holdings, LLC, Avalon Investors,
            L.L.C., Avalon Cable of Michigan Holdings, Inc., CC V
            Holdings, LLC (formerly known as Avalon Cable LLC), Charter
            Communications Holdings LLC and Charter Communications,
            Inc.(1)
 3.1        Certificate of Formation of CC V Holdings, LLC (formerly
            known as Avalon Cable LLC).(2)
 3.1(a)     Amendment to Certificate of Formation of CC V Holdings, LLC      E-3
            (formerly known as Avalon Cable LLC).
 3.2        Certificate of Incorporation of CC V Holdings Finance, Inc.
            (formerly known as Avalon Cable Holdings Finance, Inc.).(2)
 3.5        Amended and Restated Limited Liability Company Agreement of
            CC V Holdings, LLC (formerly known as Avalon Cable LLC).(2)
 3.6        Amended and Restated By-Laws of CC V Holdings Finance, Inc.      E-4
            (formerly known as Avalon Cable Holdings Finance, Inc.).
 4.1        Indenture, dated as of December 10, 1998, by and among CC V
            Holdings, LLC (formerly known as Avalon Cable LLC), Avalon
            Cable of Michigan Holdings, Inc. and CC V Holdings Finance,
            Inc. (formerly known as Avalon Cable Holdings Finance,
            Inc.), as Issuers and The Bank of New York, as Trustee for
            the Notes.(2)
 4.2        Supplemental Indenture, dated as of March 26, 1999, by and among CC V Holdings, LLC (formerly known as Avalon Cable
            LLC), Avalon Cable of Michigan Holdings, Inc. and CC V
            Holdings Finance, Inc. (formerly known as Avalon Cable
            Holdings Finance, Inc.), as Issuers, Avalon Cable of
            Michigan, Inc., as guarantor, and The Bank of New York, as
            Trustee for the Notes.(2)
10.10       Credit Agreement, dated as of November 15, 1999, among CC V
            Holdings, LLC (formerly known as Avalon Cable LLC), CC
            Michigan, LLC (formerly known as Avalon Cable of Michigan
            LLC), and CC New England, LLC (formerly known as Avalon
            Cable of New England LLC), several banks and other financial institutions or entities named therein, First Union National
            Bank and PNC Bank, National Association, as syndication
            agents, Bank of Montreal, Chicago Branch and Mercantile Bank
            National Association, as co-documentation agents, and Bank of Montreal, as administrative agent.(3)
10.10(a)    First Amendment to Credit Agreement, dated December 21,
            1999, by and among CC Michigan, LLC (formerly known as
            Avalon Cable of Michigan LLC) and CC New England, LLC
            (formerly known as Avalon Cable of New England LLC) as
            borrowers, CC V Holdings, LLC (formerly known as Avalon
            Cable LLC) as guarantor and several banks and other
            financial institutions named therein.(4)
27.1        Financial Data Schedule.                                        E-23

-------------------------
(1) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-75453) filed by CC Michigan, LLC (formerly known as Avalon Cable of Michigan LLC), CC New England, LLC (formerly known as Avalon Cable of New England LLC), Avalon Cable Finance, Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999.

(2) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-75415) filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC V Holdings

    Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999.

(3) Incorporated by reference to the report on Form 8-K of Charter Communications, Inc. (File No. 333-83887) filed on November 29, 1999.

(4) Incorporated by reference to the Annual Report on Form 10-K of Charter Communications, Inc. (File No. 000-27927) filed on March 28, 2000.