Form 10-Q
period 2000-03-31
AVALON CABLE LLC; AVALON CABLE HOLDINGS FINANCE INC
filed 2000-05-15
CIK 1082692, 1082699

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000.

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From        to        .
                                               ------    ------

                            Commission File Numbers:
                                   333-75415
                                  333-75415-03

                              CC V HOLDINGS, LLC*
                          CC V HOLDINGS FINANCE, INC.*
                         -----------------------------
          (Exact names of registrants as specified in their charters)

                  Delaware                         13-4029965
                  Delaware                         13-4029969
                  --------                         ----------
       (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)          Identification No.)

    12444 Powerscourt Drive - Suite 100
            St. Louis, Missouri                       63131
            -------------------                       -----
  (Address of principal executive offices)          (Zip Code)

                                 (314) 965-0555
                                  -------------
              (Registrants' telephone number, including area code)


Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes  X    No
                                                   ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

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


* CC V Holdings, LLC and CC V Holdings Finance, Inc. meet the conditions set forth in General Instruction (H) (1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format.

                               CC V HOLDINGS, LLC
                          CC V HOLDINGS FINANCE, INC.

                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 2000
                                     INDEX




                                                                                          Page
                                                                                          ----
Part I.  Financial Information

         Item 1. Financial Statements - CC V Holdings, LLC and Subsidiaries.                4

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.                                                    10

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K.                                         14

Signatures.                                                                                15

NOTE: Separate financial statements of CC V Holdings Finance, Inc. have not been presented as this entity had no operations and substantially no assets or equity. Accordingly, management has determined that such financial statements are not material.

                         PART I. FINANCIAL INFORMATION.
                         ITEM 1. FINANCIAL STATEMENTS.

                      CC V HOLDINGS, LLC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                            SUCCESSOR
                                                                ----------------------------------
                                                                  MARCH 31,        DECEMBER 31,
                                                                    2000               1999*
                                                                --------------    ----------------
ASSETS                                                           (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                         $ 11,584            $  6,806
   Accounts receivable, net of allowance for doubtful
    accounts of $2,087 and $1,143, respectively                         5,307               1,920
   Prepaid expenses and other                                             891                 663
                                                               --------------    ----------------
     Total current assets                                              17,782               9,389
                                                               --------------    ----------------

INVESTMENT IN CABLE PROPERTIES:
  Property, plant and equipment, net of accumulated
   depreciation of $9,205 and $1,802, respectively                    121,898             121,285
  Franchises, net of accumulated amortization of $18,067
   and $5,976, respectively                                           719,565             721,744
                                                               --------------    ----------------
                                                                      841,463             843,029
                                                               --------------    ----------------

DEFERRED FINANCING COSTS                                                1,950               1,983
                                                               --------------    ----------------
                                                                     $861,195            $854,401
                                                               ==============    ================


LIABILITIES AND MEMBER'S EQUITY
 CURRENT LIABILITIES:
   Accounts payable and accrued expenses                             $ 32,751            $ 25,132
   Payables to manager of cable systems - related parties               1,909               4,971
                                                               --------------    ----------------
     Total current liabilities                                         34,660              30,103
                                                               --------------    ----------------

LONG-TERM DEBT                                                        297,732             451,212
DEFERRED MANAGEMENT FEES - RELATED PARTIES                                 --                 262

MEMBER'S EQUITY - 100 units issued and outstanding                    528,803             372,824
                                                               --------------    ----------------
                                                                     $861,195            $854,401
                                                               ==============    ================



 The accompanying notes are an integral part of these consolidated statements.

-----------
* Agrees with the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                      CC V HOLDINGS, LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                                                   SUCCESSOR       |   PREDECESSOR
                                                               ------------------- | -----------------
                                                                  THREE MONTHS     |   THREE MONTHS
                                                                     ENDED         |      ENDED
                                                                 MARCH 31, 2000    |  MARCH 31, 1999
                                                               ------------------- | -----------------
                                                                                   |
                                                                                   |
         REVENUES                                                    $ 28,028      |     $ 24,577
                                                               ------------------- | -----------------
                                                                                   |
         OPERATING EXPENSES:                                                       |
           Operating, general and administrative                       14,617      |       13,821
           Depreciation and amortization                               19,662      |       10,839
           Corporate expense charges - related parties                    433      |           --
                                                               ------------------- | -----------------
                                                                       34,712      |       24,660
                                                               ------------------- | -----------------
                                                                                   |
               Loss from operations                                    (6,684)     |          (83)
                                                                                   |
         OTHER INCOME (EXPENSE):                                                   |
           Interest expense                                           (10,253)     |      (11,730)
           Interest income                                                 --      |          299
                                                               ------------------- | -----------------
                                                                      (10,253)     |      (11,431)
                                                               ------------------- | -----------------
                                                                                   |
               Loss before income taxes and minority                               |
               interest                                               (16,937)     |      (11,514)
                                                                                   |
         BENEFIT FROM INCOME TAXES                                         --      |        6,192
                                                               ------------------- | -----------------
               Loss before minority interest                          (16,937)     |       (5,322)
                                                                                   |
         MINORITY INTEREST IN LOSS OF SUBSIDIARY                           --      |        1,141
                                                               ------------------- | -----------------
               Net loss                                             $ (16,937)     |     $ (4,181)
                                                               =================== | =================




 The accompanying notes are an integral part of these consolidated statements.

                      CC V HOLDINGS, LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                       SUCCESSOR       |   PREDECESSOR
                                                                   ------------------  | -----------------
                                                                     THREE MONTHS      |   THREE MONTHS
                                                                         ENDED         |      ENDED
                                                                    MARCH 31, 2000     |  MARCH 31, 1999
                                                                   ------------------  | -----------------
                                                                                       |
 CASH FLOWS FROM OPERATING ACTIVITIES:                                                 |
   Net loss                                                           $(16,937)        |   $ (4,181)
   Adjustments to reconcile net loss to net cash provided by                           |
   operating activities:                                                               |
      Depreciation and amortization                                     19,662         |     10,839
      Deferred income taxes                                                 --         |     (6,192)
      Minority interest in loss of subsidiary                               --         |     (1,141)
      Non-cash interest expense                                          3,556         |      3,278
   Changes in assets and liabilities, net of effects from                              |
    acquisitions:                                                                      |
      Accounts receivable                                               (3,364)        |         29
      Prepaid expenses and other                                          (225)        |        (21)
      Accounts payable and accrued expenses                              7,598         |      6,492
      Payables to manager of cable systems - related parties            (3,324)        |         --
      Payable to affiliate                                                  --         |      1,365
   Other operating activities                                             (115)        |        131
                                                                   ------------------  | -----------------
       Net cash provided by operating activities                         6,851         |     10,599
                                                                   ------------------  | -----------------
                                                                                       |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                  |
   Purchase of property, plant and equipment                            (4,947)        |     (4,269)
   Payments for acquisitions, net of cash acquired                          --         |    (35,550)
                                                                   ------------------  | -----------------
       Net cash used in investing activities                            (4,947)        |    (39,819)
                                                                   ------------------  | -----------------
                                                                                       |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                  |
   Borrowings of long-term debt                                          5,000         |     36,500
   Repayments of long-term debt                                         (2,126)        |         --
   Repayment of note payable to affiliate                                   --         |     (3,341)
                                                                   ------------------  | -----------------
       Net cash provided by financing activities                         2,874         |     33,159
                                                                   ------------------  | -----------------
                                                                                       |
NET INCREASE IN CASH AND CASH EQUIVALENTS                                4,778         |      3,939
CASH AND CASH EQUIVALENTS, beginning of period                           6,806         |      9,288
                                                                   ------------------  | -----------------
CASH AND CASH EQUIVALENTS, end of period                              $ 11,584         |   $ 13,227
                                                                   ==================  | =================
                                                                                       |
NON-CASH TRANSACTIONS:                                                                 |
    Payment by parent company of long-term debt recorded as                            |
     equity contribution                                              $159,910         |   $     --
                                                                   ==================  | =================
   Contribution of cable systems to the Company                       $ 13,006         |   $     --
                                                                   ==================  | =================


 The accompanying notes are an integral part of these consolidated statements.

                      CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT WHERE INDICATED)


1.      ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CC V Holdings, LLC (CC V Holdings), (formerly known as Avalon Cable LLC (Avalon Cable)), and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

        On November 15, 1999, Charter Communications Holding Company, LLC (Charter Holdco) purchased directly and indirectly all of the equity interests of Avalon Cable of Michigan Holdings, Inc. (Avalon Michigan Holdings) for an aggregate purchase price of $832,000, including assumed debt of $273,400 (the "Charter Acquisition"). In connection with a multistep restructuring following the acquisition of Avalon Michigan Holdings, Avalon Michigan Holdings was merged with and into CC V Holdings. Effective January 1, 2000, these interests acquired were transferred to Charter Communications Holdings, LLC (Charter Holdings), a wholly owned subsidiary of Charter Holdco.

        As a result of the Charter Acquisition, the Company has applied purchase accounting in the preparation of the accompanying consolidated financial statements. Accordingly, CC V Holdings increased its member's equity to $383,308 to reflect the amount paid in the Charter Acquisition and has allocated that amount to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to franchises of $727,720. The allocation of the purchase price is based, in part, on preliminary information, which is subject to adjustment upon completion of certain appraisal and valuation information. Management believes that finalization of the purchase price and allocation will not have a material impact on the consolidated results of operations or financial position of the Company.

        As a result of the Charter Acquisition and the application of purchase accounting, financial information in the accompanying consolidated financial statements and notes thereto for the three months ended March 31, 2000 (the successor period), is presented on a different cost basis than the financial information for the three months ended March 31, 1999 (the predecessor period). Therefore, such information is not comparable.

        Prior to the Charter Acquisition, Avalon Michigan Holdings had a majority interest in CC V Holdings.

2.      RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

        The accompanying consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

        The accompanying consolidated financial statements are unaudited; however, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

3.      ACQUISITIONS

        On February 2, 2000, the Company acquired certain cable systems from former affiliates of the Company for $13,006. The systems acquired serve approximately 5,400 customers located in Minnesota.

        This acquisition was accounted for using the purchase method of accounting, and, accordingly, results of operations of the acquired systems have been included in the accompanying consolidated financial statements from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on their fair values, including amounts assigned to franchises of $9.9 million.

        Pro forma results of operations have not been presented since this information does not differ materially from the actual results of operations presented in the accompanying statements of operations for the three months ended March 31, 1999 and 2000.


4.      LONG-TERM DEBT

        Pursuant to a change of control offer dated December 3, 1999, 134,050 of the Company's 9.375% Senior Subordinated Notes due December 1, 2008, were validly tendered. The aggregate repurchase price was $137,400, including accrued and unpaid interest through January 28, 2000, and was funded with equity contributions from Charter Holdings, parent of CC V Holdings, which made the cash available from the proceeds of its sale of $1.5 billion of high yield notes in January 2000 (the "January 2000 Charter Holdings Notes").

        In addition to the above change of control repurchase, the Company repurchased the remaining 15,950 notes (including accrued and unpaid interest) in the open market for $16,300, also using cash received from equity contributions ultimately from Charter Holdings, which made the cash available from the sale proceeds of the January 2000 Charter Holdings Notes.

        Also pursuant to a change of control offer, 16,250 of the Company's 11.875% Senior Discount Notes due 2008, were validly tendered. The notes were repurchased for $10,500 using cash received from equity contributions from Charter Holdings. As of March 31, 2000, notes with an aggregate principal amount of $179.8 million at maturity remain outstanding with an accreted value of $117.8 million.

5.      LITIGATION

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

        The Company cannot predict at this time the effect of the elections to exercise appraisal rights on the Company since the Company does not know the extent to which these former Mercom shareholders will continue to pursue appraisal rights under Delaware law or choose to abandon these efforts and seek to accept the consideration payable in the Mercom merger. If these former Mercom shareholders continue to pursue their appraisal rights, and if a Delaware court were to find that the fair value of the Mercom common shares, exclusive of any element of value arising from the acquisition of Mercom, exceeded $12.00 per share, the Company would have to pay the additional amount for each Mercom common share subject to the appraisal proceedings together with a fair rate of interest. The Company could be ordered by the Delaware court also to pay reasonable attorney's fees and the fees and expenses of experts for the shareholders. In addition, the Company would have to pay its own litigation costs. The Company has already provided for the consideration of $12.00 per Mercom common share due under the terms of the merger with Mercom with respect to these shares but has not provided for any additional amounts or costs. The Company can provide no assurance as to what a Delaware court would find in any appraisal proceeding or when this matter will be resolved. Accordingly, the Company cannot assure that the ultimate outcome would have no material adverse impact on the consolidated financial condition or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, and of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those acts. The Company's actual results could differ materially from those discussed herein, and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. The forward-looking statements within this Form 10-Q are identified by words such as "believes", "anticipates", "accepts", "intends", "may", "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC.

        Important factors that could cause actual results to differ materially from the forward-looking statements contained herein include, but are not limited to, the following:

- General economic and business conditions, both nationally and in the regions where the Company operates;
- Anticipated capital expenditures for planned upgrades and the ability to fund these expenditures;
-   Technology changes;
- The Company's ability to effectively compete in a highly competitive environment;
-   Changes in business strategy or development plans;
- Beliefs regarding the effects of governmental regulation on the Company's business;
-   The ability to attract and retain qualified personnel; and
-   Liability and other claims asserted against the Company.


        Readers are urged to review and consider carefully the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS

         The following table summarizes amounts and the percentage of total revenues for certain items for the periods indicated (dollars in thousands):



                                                    SUCCESSOR         |        PREDECESSOR
                                               ---------------------  |  ------------------------
                                                THREE MONTHS ENDED    |    THREE MONTHS ENDED
                                                  MARCH 31, 2000      |      MARCH 31, 1999
                                               ---------------------  |  ------------------------
                                                                      |
                                                Amount         %      |    Amount          %
                                                -----          -      |    ------          -
STATEMENT OF OPERATIONS:                                              |
Revenues                                       $ 28,028       100.0   |  $   24,577        100.0
                                               ---------    --------  |  -----------    ---------
                                                                      |
Operating expenses:                                                   |
   Operating, general and administrative         14,617        52.2   |      13,821         56.2
   Depreciation and amortization                 19,662        70.1   |      10,839         44.1
   Corporate expense charges-related parties        433         1.5   |          --           --
                                               ---------    --------  |  -----------    ---------
                                                 34,712       123.8   |      24,660        100.3
                                               ---------    --------  |  -----------    ---------
                                                                      |
Loss from operations                             (6,684)      (23.8)  |         (83)        (0.3)
                                                                      |
Other income (expense):                                               |
   Interest expense                             (10,253)      (36.6)  |     (11,730)       (47.7)
   Interest income                                   --          --   |         299          1.2
                                               ---------    --------  |  -----------    ---------
                                                                      |
Loss  before income taxes and minority                                |
interest                                        (16,937)      (60.4)  |     (11,514)       (46.8)
                                                                      |
Benefit from income taxes                            --          --   |       6,192         25.1
                                               ---------    --------  |  -----------    ---------
                                                                      |
Loss before minority interest                   (16,937)      (60.4)  |      (5,322)       (21.7)
                                                                      |
Minority interest in loss of subsidiary              --          --   |       1,141          4.7
                                               ---------    --------  |  -----------    ---------
                                                                      |
Net loss                                       $(16,937)      (60.4)  |  $   (4,181)       (17.0)
                                               =========    ========  |  ===========    =========

        Other financial data is as follows for the periods indicated (dollars in thousands, except Average Monthly Revenue per Basic Customer):



                                                    SUCCESSOR         |        PREDECESSOR
                                               ---------------------  | ------------------------
                                                THREE MONTHS ENDED    |    THREE MONTHS ENDED
                                                  MARCH 31, 2000      |      MARCH 31, 1999
                                               ---------------------  |  ------------------------
                                                                      |
EBITDA (a)                                                 $ 12,978   |                 $ 10,756
Adjusted EBITDA (b)                                          13,411   |                   10,756
Homes Passed (at period end)                                414,931   |                  389,049
Basic Customers (at period end)                             261,637   |                  236,988
Basic Penetration (at period end)                              63.1%  |                     60.9%
Premium Units (at period end)                                73,787   |                   60,840
Premium Penetration (at period end)                            28.2%  |                     25.7%
Average Monthly Revenue                                               |
  per Basic Customer                                        $ 35.71   |                  $ 34.57

----------

(a) EBITDA represents earnings (loss) before interest, income taxes, and depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

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


COMPARISON OF RESULTS

        As a result of the acquisition of the Company by Charter Communications Holding Company, LLC (the "Charter Acquisition"), the application of push-down accounting, and the allocation of purchase price, the financial results for the periods presented above are not comparable. In addition, prior to the Charter Acquisition, Avalon Cable of Michigan Holdings, Inc. acquired Mercom, Inc. (Mercom), and the Company acquired eight other cable systems. These transactions further complicate comparison of the above results.

        REVENUES. Revenues increased $3.5 million, or 14.0%, to $28.0 million for the three months ended March 31, 2000, from $24.6 million for the three months ended March 31, 1999. This increase in revenues primarily resulted from the increase in customers due to acquisitions.

        OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased $0.8 million, or 5.8%, to $14.6 million for the three months ended March 31, 2000, from $13.8 million for the three months ended March 31, 1999. This increase was primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid for programming services.

        DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $8.8 million, or 81.4%, to $19.7 million for the three months ended March 31, 2000, from $10.8 million for the three months ended March 31, 1999. This increase resulted from the Charter Acquisition and the application of push-down accounting, which significantly increased the balance of franchises.

        CORPORATE EXPENSE CHARGES - RELATED PARTIES. These charges for the three months ended March 31, 2000, represent costs incurred by Charter Investment, Inc. and Charter Communications, Inc. on the Company's behalf.

        INTEREST EXPENSE. Interest expense decreased by $1.5 million, or 12.6%, to $10.3 million for the three months ended March 31, 2000, from $11.7 million for the three months ended March 31, 1999. This decrease was due to a decrease in debt outstanding. In January 2000, pursuant to a change of control offer, 134,050 of the Company's 9.375% Senior Subordinated Notes due 2008 were repurchased. In addition to the above change of control repurchase, the Company repurchased the remaining 15,950 notes in the open market. Also pursuant to a change of control offer, 16,250 of the Company's 11.875% Senior Discount Notes due 2008 were repurchased.

        BENEFIT FROM INCOME TAXES. Prior to the Charter Acquisition, the Company filed a consolidated income tax return and recorded a tax benefit at the Company's statutory tax rate. After the Charter Acquisition, the Company and all subsidiaries are limited liability companies, and all income taxes are the responsibility of the equity member of the Company and are not provided for in the financial statements. Certain subsidiaries or corporations are subject to income taxes but have no operations and, therefore, no material income tax liabilities or assets.

        MINORITY INTEREST IN LOSS OF SUBSIDIARY. Following the Charter Acquisition, the Company now owns 100% of the interests in subsidiaries.

        NET LOSS. Net loss increased by $12.8 million for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The increase in revenues and the decrease in interest expense were not sufficient to offset the increases in operating, general and administrative expenses, depreciation and amortization expenses, and the lack of a tax benefit as discussed above.

                           PART II. OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)Exhibits (listed by numbers corresponding to the exhibit table in Item 601 of Regulation S-K):

             27.1    Financial Data Schedule.*
----------

*  Filed herewith.


      (b)Reports on Form 8-K.

       - On February 14, 2000, the Company filed a Form 8-K dated January 28, 2000, to announce a change in the Company's principal independent accountants, to provide the results of a change of control offer for the Company's 11.875% Senior Discount Notes, and to announce a multi-step restructuring in which Avalon Cable of Michigan Holdings was merged with and into CC Michigan, LLC (formerly known as Avalon Cable of Michigan LLC).

       - On February 24, 2000, the Company filed an amended Form 8-K (amending the preceding Form 8-K) dated January 28, 2000, to file a letter from the Company's previous principal independent accountants.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.




                               CC V HOLDINGS, LLC


Dated May 12, 2000            By:  CHARTER COMMUNICATIONS, INC.
                                   ----------------------------
                                   its Manager

                              By:   /s/ KENT D. KALKWARF
                                    ---------------------------
                                    Name:    Kent D. Kalkwarf
                                    Title:   Senior Vice President and
                                             Chief Financial Officer (Principal
                                             Financial Officer and Principal
                                             Accounting Officer) of Charter
                                             Communications, Inc. (Manager);
                                             and CC V Holdings, LLC



                              CC V HOLDINGS FINANCE, INC.

Dated May 12, 2000            By:   /s/ KENT D. KALKWARF
                                    ----------------------
                                    Name:    Kent D. Kalkwarf
                                    Title:   Senior Vice President and
                                             Chief Financial Officer (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)