Form 10-Q
period 2000-06-30
AVALON CABLE LLC; AVALON CABLE HOLDINGS FINANCE INC
filed 2000-08-11
CIK 1082692, 1082699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000.

                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From        to       .
                                              --------  -------
                                        .

                            Commission File Numbers:
                                    333-75415
                                  333-75415-03

                               CC V HOLDINGS, LLC*
                      (formerly known as Avalon Cable LLC)
                          CC V HOLDINGS FINANCE, INC.*
             (formerly known as Avalon Cable Holdings Finance, Inc.)
             -------------------------------------------------------
           (Exact names of registrants as specified in their charters)

                     Delaware                           13-4029965
                     Delaware                           13-4029969
                     --------                           ----------
           (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)           Identification No.)

        12444 Powerscourt Drive - Suite 100
                St. Louis, Missouri                       63131
 -------------------------------------------------      ----------
 (Address of principal executive offices)               (Zip Code)

                                 (314) 965-0555
              ----------------------------------------------------
              (Registrants' telephone number, including area code)


Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes   X    No
                                                   ----     ----

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

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

                               CC V HOLDINGS, LLC
                           CC V HOLDINGS FINANCE, INC.

                 FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 2000
                                      INDEX

                                                                                                             Page
                                                                                                             ----
Part I.  Financial Information

         Item 1. Financial Statements - CC V Holdings, LLC and Subsidiaries.                                   4

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.                                                                      11

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K.                                                           15

Signatures.                                                                                                   16


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

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                     SUCCESSOR
                                                               ------------------------
                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999*
                                                               --------      ---------
ASSETS                                                              (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                   $     --      $  6,806
   Accounts receivable, less allowance for doubtful
    accounts of $1,105 and $1,143, respectively                   7,686         1,920
   Receivable from related parties                                  432            --
   Prepaid expenses and other                                       423           663
                                                               --------      --------
      Total current assets                                        8,541         9,389
                                                               --------      --------

INVESTMENT IN CABLE PROPERTIES:
  Property, plant and equipment, net of accumulated
   depreciation of $17,214 and $1,802, respectively             136,100       121,285
  Franchises, net of accumulated amortization of $30,574
   and $5,976, respectively                                     708,437       721,744
                                                               --------      --------
                                                                844,537       843,029
                                                               --------      --------

DEFERRED FINANCING COSTS                                          1,915         1,983
                                                               --------      --------
                                                               $854,993      $854,401
                                                               ========      ========


LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                       $ 40,281      $ 25,132
   Payables to manager of cable systems - related parties            --         4,971
                                                               --------      --------
      Total current liabilities                                  40,281        30,103
                                                               --------      --------

LONG-TERM DEBT                                                  295,477       451,212

DEFERRED MANAGEMENT FEES - RELATED PARTIES                           --           262

MEMBER'S EQUITY - 100 units issued and outstanding              519,235       372,824
                                                               --------      --------
                                                               $854,993      $854,401
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

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                  SUCCESSOR     |    PREDECESSOR
                                                             ------------------ | ------------------
                                                             THREE MONTHS ENDED | THREE MONTHS ENDED
                                                                JUNE 30, 2000   |    JUNE 30, 1999
                                                             ------------------ | ------------------
                                                                                |
REVENUES                                                          $ 30,032      |     $ 27,192
                                                                  --------      |     --------
                                                                                |
OPERATING EXPENSES:                                                             |
  Operating, general and administrative                             15,261      |       15,621
  Depreciation and amortization                                     20,562      |       11,257
  Corporate expense charges - related parties                          600      |           --
                                                                  --------      |     --------
                                                                    36,423      |       26,878
                                                                  --------      |     --------
                                                                                |
          Income (loss) from operations                             (6,391)     |          314
                                                                                |
OTHER INCOME (EXPENSE):                                                         |
  Interest expense                                                  (3,202)     |      (11,516)
  Interest income                                                       25      |          409
                                                                  --------      |     --------
                                                                    (3,177)     |      (11,107)
                                                                  --------      |     --------
                                                                                |
          Loss before income taxes and minority interest            (9,568)     |      (10,793)
                                                                                |
BENEFIT FROM INCOME TAXES                                               --      |        3,988
                                                                  --------      |     --------
          Loss before minority interest                             (9,568)     |       (6,805)
                                                                                |
MINORITY INTEREST IN LOSS OF SUBSIDIARY                                 --      |        1,213
                                                                  --------      |     --------
           Net loss                                               $ (9,568)     |     $ (5,592)
                                                                  ========      |     ========


              The accompanying notes are an integral part of these
                            consolidated statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                      SUCCESSOR       |       PREDECESSOR
                                                                  ----------------    |   --------------------
                                                                     SIX MONTHS       |       SIX MONTHS
                                                                        ENDED         |          ENDED
                                                                    JUNE 30, 2000     |      JUNE 30, 1999
                                                                  ----------------    |   --------------------
                                                                                      |
REVENUES                                                               $ 58,060       |         $ 51,769
                                                                       --------       |         --------
                                                                                      |
OPERATING EXPENSES:                                                                   |
  Operating, general and administrative                                  29,878       |           29,442
  Depreciation and amortization                                          40,224       |           22,096
  Corporate expense charges - related parties                             1,033       |               --
                                                                       --------       |         --------
                                                                         71,135       |           51,538
                                                                       --------       |         --------
                                                                                      |
          Income (loss) from operations                                 (13,075)      |              231
                                                                                      |
OTHER INCOME (EXPENSE):                                                               |
  Interest expense                                                      (13,455)      |          (23,246)
  Interest income                                                            25       |              708
                                                                       --------       |         --------
                                                                        (13,430)      |          (22,538)
                                                                       --------       |         --------
                                                                                      |
          Loss before income taxes and minority interest                (26,505)      |          (22,307)
                                                                                      |
BENEFIT FROM INCOME TAXES                                                    --       |           10,180
                                                                       --------       |         --------
          Loss before minority interest                                 (26,505)      |          (12,127)
                                                                                      |
MINORITY INTEREST IN LOSS OF SUBSIDIARY                                      --       |            2,354
                                                                       --------       |         --------
           Net loss                                                    $(26,505)      |         $ (9,773)
                                                                       ========       |         ========


              The accompanying notes are an integral part of these
                            consolidated statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                        SUCCESSOR        |      PREDECESSOR
                                                                                  ---------------------- |  ---------------------
                                                                                    SIX MONTHS ENDED     |    SIX MONTHS ENDED
                                                                                      JUNE 30, 2000      |     JUNE 30, 1999
                                                                                  ---------------------- |  ---------------------
                                                                                                         |
  CASH FLOWS FROM OPERATING ACTIVITIES:                                                                  |
    Net loss                                                                           $ (26,505)        |       $  (9,773)
    Adjustments to reconcile net loss to net cash provided by operating                                  |
      activities:                                                                                        |
       Depreciation and amortization                                                      40,224         |          22,096
       Deferred income taxes                                                                  --         |         (10,282)
       Minority interest in loss of subsidiary                                                --         |          (2,354)
       Non-cash interest expense                                                           6,371         |           6,630
    Changes in assets and liabilities, net of effects from acquisitions:                                 |
       Accounts receivable                                                                (5,743)        |             247
       Prepaid expenses and other                                                            243         |             342
       Accounts payable and accrued expenses                                              15,126         |           2,440
       Payables to manager of cable systems - related parties                             (5,665)        |              --
       Payable to affiliate                                                                   --         |           1,000
    Other operating activities                                                                --         |             (35)
                                                                                       ---------         |       ---------
          Net cash provided by operating activities                                       24,051         |          10,311
                                                                                       ---------         |       ---------
                                                                                                         |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                                    |
    Purchase of property, plant and equipment                                            (27,205)        |          (9,881)
    Payments for acquisitions, net of cash acquired                                           --         |         (39,420)
    Other investing activities                                                            (1,526)        |              --
                                                                                       ---------         |       ---------
          Net cash used in investing activities                                          (28,731)        |         (49,301)
                                                                                       ---------         |       ---------
                                                                                                         |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                                    |
    Borrowings of long-term debt                                                           5,000         |          36,500
    Repayments of long-term debt                                                          (7,126)        |              --
    Repayment of note payable to affiliate                                                    --         |          (3,341)
                                                                                       ---------         |       ---------
         Net cash provided by financing activities                                        (2,126)        |          33,159
                                                                                       ---------         |       ---------
                                                                                                         |
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (6,806)        |          (5,831)
CASH AND CASH EQUIVALENTS, beginning of period                                             6,806         |           9,288
                                                                                       ---------         |       ---------
CASH AND CASH EQUIVALENTS, end of period                                               $      --         |       $   3,457
                                                                                       =========         |       =========
                                                                                                         |
CASH PAID FOR INTEREST                                                                 $   8,865         |       $      --
                                                                                       =========         |       =========
NON-CASH TRANSACTIONS:                                                                                   |
     Payment by parent company of long-term debt recorded as equity                                      |
      contribution                                                                     $ 159,910         |       $      --
                                                                                       =========         |       =========
                                                                                                         |
    Contribution of cable systems to the Company                                       $  13,006         |       $      --
                                                                                       =========         |       =========

              The accompanying notes are an integral part of these
                            consolidated statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)


1.       ORGANIZATION

         The accompanying consolidated financial statements include the accounts of CC V Holdings, LLC (CC V Holdings) (formerly known as Avalon Cable LLC) and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         On November 15, 1999, Charter Communications Holding Company, LLC (Charter Holdco) purchased directly and indirectly all of the equity interests of Avalon Cable of Michigan Holdings, Inc. (Michigan Holdings) for an aggregate purchase price of $832.0 million, including assumed debt of $273.4 million (the "Charter Acquisition"). In connection with a multistep restructuring, Michigan Holdings was then merged with and into CC V Holdings. Effective January 1, 2000, the outstanding interests in CC V Holdings were transferred to Charter Communications Holdings, LLC (Charter Holdings), a wholly owned subsidiary of Charter Holdco.

         As a result of the Charter Acquisition, the Company has applied purchase accounting in the preparation of the accompanying consolidated financial statements. Accordingly, CC V Holdings increased its member's equity to $383.3 million to reflect the amount paid in the Charter Acquisition and has allocated that amount to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to franchises of $727.7 million. The allocation of the purchase price is based, in part, on preliminary information, which is subject to adjustment upon completion of certain appraisal and valuation information. Management believes that finalization of the purchase price and allocation will not have a material impact on the consolidated results of operations or financial position of the Company.

         As a result of the Charter Acquisition and the application of purchase accounting, financial information in the accompanying consolidated financial statements and notes thereto for periods subsequent to November 15, 1999 (the successor periods), is presented on a different cost basis than the financial information of the Company for periods prior to and through November 15, 1999 (the predecessor periods). Therefore, such information is not comparable.

         Prior to the Charter Acquisition, Michigan Holdings had a majority interest in CC V Holdings.

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

         The accompanying consolidated financial statements are unaudited; however, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. For further information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

3.       ACQUISITIONS

         On February 2, 2000, Charter Holdings acquired certain cable systems from former affiliates of the Company for $13.0 million and contributed those assets to the Company. The systems acquired serve approximately 5,800 customers located in Minnesota at June 30, 2000.

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

         Pro forma results of operations have not been presented since this information does not differ materially from the actual results of operations presented in the accompanying statements of operations for the three months and six months ended June 30, 2000 and 1999.

4.       LONG-TERM DEBT

         Pursuant to a change of control offer dated December 3, 1999, 134,050 of the Company's 9.375% Senior Subordinated Notes due December 1, 2008, were validly tendered. The aggregate repurchase price was $137.4 million, including accrued and unpaid interest through January 28, 2000, and was funded with equity contributions from Charter Holdings, which made the cash available from the proceeds of its sale of $1.5 billion of high yield notes in January 2000 (the "January 2000 Charter Holdings Notes").

         In addition to the above change of control repurchase, the Company purchased the remaining 15,950 notes (including accrued and unpaid interest) in the open market for $16.3 million, also using cash received from equity contributions from Charter Holdings, which made the cash available from the sale proceeds of the January 2000 Charter Holdings Notes.

         Also pursuant to a change of control offer, 16,250 of the Company's 11.875% Senior Discount Notes due 2008 were validly tendered. The notes were repurchased for $10.5 million using cash received from equity contributions from Charter Holdings. As of June 30, 2000, Senior Discount Notes with an aggregate principal amount of $179.8 million at maturity remain outstanding with an accreted value of $121.2 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, and of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those acts. The Company's actual results could differ materially from those discussed herein, and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC.

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

RESULTS OF OPERATIONS

          The following table summarizes amounts and the percentages of total revenues for certain items for the periods indicated (dollars in thousands):

                                                            SUCCESSOR       |          PREDECESSOR
                                                    ----------------------  |   ----------------------
                                                        SIX MONTHS ENDED    |      SIX MONTHS ENDED
                                                          JUNE 30, 2000     |        JUNE 30, 1999
                                                    ----------------------  |   ----------------------
                                                                            |
                                                     Amount           %     |    Amount           %
                                                    --------          -     |   --------          -
                                                                            |
STATEMENT OF OPERATIONS:                                                    |
Revenues                                            $ 58,060         100.0  |   $ 51,769         100.0
                                                    --------       -------  |   --------       -------
                                                                            |
Operating expenses:                                                         |
   Operating, general and administrative              29,878          51.4  |     29,442          56.9
   Depreciation and amortization                      40,224          69.3  |     22,096          42.7
   Corporate expense charges - related parties         1,033           1.8  |         --          --
                                                    --------       -------  |   --------       -------
                                                      71,135         122.5  |     51,538          99.6
                                                    --------       -------  |   --------       -------
                                                                            |
Income (loss) from operations                        (13,075)        (22.5) |        231           0.4
                                                                            |
Other income (expense):                                                     |
   Interest expense                                  (13,455)        (23.2) |    (23,246)        (44.9)
   Interest income                                        25          --    |        708           1.4
                                                    --------       -------  |   --------       -------
                                                     (13,430)        (23.2) |    (22,538)        (43.5)
                                                    --------       -------  |   --------       -------
                                                                            |
Loss before income taxes and minority interest       (26,505)        (45.7) |    (22,307)        (43.1)
                                                                            |
Benefit from income taxes                                 --          --    |     10,180          19.7
                                                    --------       -------  |   --------       -------
                                                                            |
Loss before minority interest                        (26,505)        (45.7) |    (12,127)        (23.4)
                                                                            |
Minority interest in loss of subsidiary                   --          --    |      2,354           4.5
                                                    --------       -------  |   --------       -------
                                                                            |
Net loss                                            $(26,505)        (45.7) |   $ (9,773)        (18.9)
                                                    ========       =======  |   ========       =======

         Other financial data is as follows for the periods indicated (dollars in thousands, except Average Monthly Revenue per Basic Customer):

                                                            SUCCESSOR       |          PREDECESSOR
                                                    ----------------------  |   ----------------------
                                                        SIX MONTHS ENDED    |      SIX MONTHS ENDED
                                                          JUNE 30, 2000     |        JUNE 30, 1999
                                                    ----------------------  |   ----------------------
                                                                            |
EBITDA (a)                                                        $ 27,149  |                 $ 22,327
Adjusted EBITDA (b)                                                 28,182  |                   22,327
Homes Passed (at period end)                                       415,200  |                  404,900
Basic Customers (at period end)                                    263,400  |                  260,500
Basic Penetration (at period end)                                    63.4%  |                    64.3%
Premium Units (at period end)                                       83,700  |                   61,500
Premium Penetration (at period end)                                  31.8%  |                    23.6%
Average Monthly Revenue                                                     |
  per Basic Customer                                              $  36.74  |                 $  33.12

(a) EBITDA represents earnings (loss) before interest, income taxes, depreciation and amortization and minority interest. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

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


COMPARISON OF RESULTS

         As a result of the acquisition of the Company by Charter Communications Holding Company, LLC (the "Charter Acquisition"), the application of push-down accounting, and the allocation of purchase price, the financial results for the periods presented above are not comparable. In addition, prior to the Charter Acquisition, Avalon Cable of Michigan Holdings, Inc. acquired Mercom, Inc., and the Company acquired eight other cable systems. These transactions further complicate comparison of the above results.

         REVENUES. Revenues increased $6.3 million, or 12.2%, to $58.1 million for the six months ended June 30, 2000, from $51.8 million for the six months ended June 30, 1999. This increase in revenues primarily resulted from the increase in customers due to acquisitions.

         OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased $0.4 million, or 1.5%, to $29.9 million for the six months ended June 30, 2000, from $29.4 million for the six months ended June 30, 1999. This increase was primarily due to increases in license fees paid for programming due in part to an increase in license fees per subscriber paid to programmers and in part to an increase in the number of channels available to subscribers.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $18.1 million, or 82.0%, to $40.2 million for the six months ended June 30, 2000, from $22.1 million for the six months ended June 30, 1999. This increase resulted from the Charter Acquisition and the application of push-down accounting, which significantly increased the carrying value of franchises.

         CORPORATE EXPENSE CHARGES - RELATED PARTIES. These charges for the six months ended June 30, 2000, represent costs incurred by Charter Investment, Inc. and Charter Communications, Inc. on the Company's behalf.

         INTEREST EXPENSE. Interest expense decreased by $9.8 million, or 42.1%, to $13.5 million for the six months ended June 30, 2000, from $23.2 million for the six months ended June 30, 1999. This decrease was due to a decrease in debt outstanding. In January 2000, pursuant to a change of control offer, 134,050 of the Company's 9.375% Senior Subordinated Notes due 2008 were repurchased. In addition to the above change of control repurchase, the Company repurchased the remaining 15,950 notes in the open market. Also pursuant to a change of control offer, 16,250 of the Company's 11.875% Senior Discount Notes due 2008 were repurchased.

         BENEFIT FROM INCOME TAXES. Prior to the Charter Acquisition, the Company filed a consolidated income tax return and recorded a tax benefit at the Company's statutory tax rate. After the Charter Acquisition, the Company and most of its subsidiaries are limited liability companies, and all income taxes are the responsibility of the equity member of the Company and are not provided for in the financial statements. Certain subsidiaries or corporations are subject to income taxes but have no operations and, therefore, no material income tax liabilities or assets.

         MINORITY INTEREST IN LOSS OF SUBSIDIARY. Following the Charter Acquisition, the Company now owns 100% of the interests in subsidiaries.

         NET LOSS. Net loss increased by $16.7 million for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The increase in revenues and the decrease in interest expense were not sufficient to offset the increases in operating, general and administrative expenses, depreciation and amortization expenses, and the lack of a tax benefit as discussed above.

                           PART II. OTHER INFORMATION.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits (listed by numbers corresponding to the exhibit table in Item 601 of Regulation S-K):

             27.1 Financial Data Schedule (supplied for the information of the Commission).*
----------

       *  Filed herewith.


       (b) Reports on Form 8-K. No reports on form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.




                                 CC V HOLDINGS, LLC


Dated August 10, 2000            By:    CHARTER COMMUNICATIONS, INC.
                                        ----------------------------
                                        its Manager

                                 By:    /s/ Kent D. Kalkwarf
                                        ----------------------------
                                        Name:    Kent D. Kalkwarf
                                        Title:   Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer
                                                 and Principal Accounting
                                                 Officer) of Charter
                                                 Communications, Inc. (Manager)
                                                 and CC V Holdings, LLC



                                 CC V HOLDINGS FINANCE, INC.

Dated August 10, 2000            By:    /s/ Kent D. Kalkwarf
                                        ----------------------------
                                        Name:    Kent D. Kalkwarf
                                        Title:   Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer
                                                 and Principal Accounting
                                                 Officer)