Form 10-Q
period 2000-09-30
AVALON CABLE LLC; AVALON CABLE HOLDINGS FINANCE INC
filed 2000-11-14
CIK 1082692, 1082699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q

         [X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000.

                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______ to ______.
                                        .

                            Commission File Numbers:
                                    333-75415
                                  333-75415-03

                               CC V HOLDINGS, LLC*
                      (formerly known as Avalon Cable LLC)
                          CC V HOLDINGS FINANCE, INC.*
             (formerly known as Avalon Cable Holdings Finance, Inc.)
           (Exact names of registrants as specified in their charters)

             Delaware                                       13-4029965
             Delaware                                       13-4029969
             --------                                       ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

12444 Powerscourt Drive - Suite 100
       St. Louis, Missouri                                    63131
---------------------------------------                       -----
(Address of principal executive offices)                    (Zip Code)

                                 (314) 965-0555
              (Registrants' telephone number, including area code)


Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                   -    -

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

                               CC V HOLDINGS, LLC
                           CC V HOLDINGS FINANCE, INC.

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                      INDEX

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

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                  SUCCESSOR
                                                                       -------------------------------
                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           2000              1999*
                                                                      --------------    --------------
ASSETS                                                                             (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                           $          --    $        6,806
   Accounts receivable, less allowance for doubtful
    accounts of $649 and $1,143, respectively                                  9,254             1,920
   Prepaid expenses and other                                                    301               663
                                                                      --------------    --------------
      Total current assets                                                     9,555             9,389
                                                                      --------------    --------------

INVESTMENT IN CABLE PROPERTIES:
  Property, plant and equipment, net of accumulated
   depreciation of $27,352 and $1,802, respectively                          163,430           121,285
  Franchises, net of accumulated amortization of $41,687
   and $5,976, respectively                                                  696,896           721,744
                                                                      --------------    --------------
                                                                             860,326           843,029
                                                                      --------------    --------------

DEFERRED FINANCING COSTS                                                       2,125             1,983
                                                                      ---------------   ---------------
                                                                      $      872,006    $      854,401
                                                                      ==============    ==============


LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                              $       52,336    $       25,132
   Payables to manager of cable systems - related parties                      1,210             4,971
                                                                      --------------    --------------
      Total current liabilities                                               53,546            30,103
                                                                      --------------    --------------

LONG-TERM DEBT                                                               321,770           451,212

DEFERRED MANAGEMENT FEES - RELATED PARTIES                                       666               262

MEMBER'S EQUITY - 100 units issued and outstanding                           496,024           372,824
                                                                      --------------    --------------
                                                                      $      872,006    $      854,401
                                                                      ==============    ==============





 The accompanying notes are an integral part of these consolidated statements.

-----------
* Agrees with the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                      SUCCESSOR              PREDECESSOR
                                                               -----------------------  --------------------
                                                                    THREE MONTHS            THREE MONTHS
                                                                        ENDED                   ENDED
                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                                        2000                    1999
                                                               -----------------------  --------------------
           REVENUES                                            $                32,161  $             28,428
                                                               -----------------------  --------------------

           OPERATING EXPENSES:
             Operating, general and administrative                              16,655                15,676
             Depreciation and amortization                                      22,834                11,478
             Corporate expense charges - related parties                           495                    --
                                                               -----------------------  --------------------
                                                                                39,984                27,154
                                                               -----------------------  --------------------

                     Income (loss) from operations                              (7,823)                1,274

           OTHER INCOME (EXPENSE):
             Interest expense                                                   (7,701)              (11,094)
             Interest income                                                       109                    35
             Other, net                                                             19                    --
                                                               -----------------------  --------------------
                                                                                (7,573)              (11,059)
                                                               -----------------------  --------------------
                      Net loss                                 $               (15,396) $             (9,785)
                                                               =======================  ====================










The accompanying notes are an integral part of these consolidated statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                  SUCCESSOR              PREDECESSOR
                                                                            -----------------------  --------------------
                                                                                 NINE MONTHS             NINE MONTHS
                                                                                    ENDED                   ENDED
                                                                                SEPTEMBER 30,            SEPTEMBER 30,
                                                                            -----------------------  --------------------
           REVENUES                                                         $                90,221  $             80,198
                                                                            -----------------------  --------------------

           OPERATING EXPENSES:
             Operating, general and administrative                                           46,533                45,119
             Depreciation and amortization                                                   63,058                33,574
             Corporate expense charges - related parties                                      1,528                    --
                                                                            -----------------------  --------------------
                                                                                            111,119                78,693
                                                                            -----------------------  --------------------

                     Income (loss) from operations                                          (20,898)                1,505

           OTHER INCOME (EXPENSE):
             Interest expense                                                               (21,156)              (34,340)
             Interest income                                                                    131                   743
             Other, net                                                                          22                    --
                                                                            -----------------------  --------------------
                                                                                            (21,003)              (33,597)
                                                                            -----------------------  --------------------

                     Loss before income taxes                                               (41,901)              (32,092)

           BENEFIT FROM INCOME TAXES                                                             --                 1,362
                                                                            -----------------------  --------------------
                      Net loss                                              $               (41,901) $            (30,730)
                                                                            =======================  ====================










 The accompanying notes are an integral part of these consolidated statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                         SUCCESSOR              PREDECESSOR
                                                                                     -------------------    --------------------
                                                                                         NINE MONTHS            NINE MONTHS
                                                                                            ENDED                  ENDED
                                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                                             2000                   1999
                                                                                     -------------------    --------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $           (41,901)   $            (30,730)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization                                                              63,058                  33,574
       Non-cash interest expense                                                                   9,701                  10,102
    Changes in assets and liabilities, net of effects from acquisitions:
       Accounts receivable                                                                        (7,311)                   (463)
       Prepaid expenses and other                                                                    365                    (230)
       Accounts payable and accrued expenses                                                      25,911                  10,582
       Payables to manager of cable systems - related parties                                     (4,241)                     --
       Payable to affiliate                                                                           --                     684
    Other operating activities                                                                        --                    (310)
                                                                                     -------------------    --------------------
       Net cash provided by operating activities                                                  45,582                  23,209
                                                                                     -------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                                    (65,024)                (15,009)
    Payments for acquisitions, net of cash acquired                                                   --                 (49,928)
    Other investing activities                                                                      (422)                     --
                                                                                     -------------------    --------------------
          Net cash used in investing activities                                                  (65,446)                (64,937)
                                                                                     -------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital Contribution                                                                               --                 45,300
    Distribution                                                                                  (7,815)                     --
    Borrowings of long-term debt                                                                  28,000                      --
    Repayments of long-term debt                                                                  (7,127)                 (6,524)
    Repayment of note payable to affiliate                                                            --                  (3,341)
                                                                                     -------------------    --------------------
         Net cash provided by financing activities                                                13,058                  35,435
                                                                                     -------------------    --------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (6,806)                 (6,293)
CASH AND CASH EQUIVALENTS, beginning of period                                                     6,806                   9,288
                                                                                     -------------------    --------------------
CASH AND CASH EQUIVALENTS, end of period                                             $                --    $              2,995
                                                                                     ===================    ====================

CASH PAID FOR INTEREST                                                               $            12,740    $                 --
                                                                                     ===================    ====================
NON-CASH TRANSACTIONS:
    Payment by parent company of long-term debt recorded as equity   contribution
                                                                                     $           159,910    $                 --
                                                                                     ===================    ====================

    Contribution of cable systems to the Company                                     $            13,006    $                 --
                                                                                     ===================    ====================






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

3.       ACQUISITIONS

         On February 2, 2000, Charter Holdings acquired certain cable systems from former affiliates of the Company for $13.0 million and contributed those assets to the Company. The systems acquired serve approximately 6,000 customers located in Minnesota at September 30, 2000.

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

         Pro forma results of operations have not been presented since this information does not differ materially from the actual results of operations presented in the accompanying statements of operations for the three months and nine months ended September 30, 2000 and 1999.

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

         Also pursuant to a change of control offer, 16,250 of the Company's 11.875% Senior Discount Notes due 2008 were validly tendered. The notes were repurchased for $10.5 million using cash received from equity contributions from Charter Holdings. As of September 30, 2000, Senior Discount Notes with an aggregate principal amount of $179.8 million at maturity remain outstanding with an accreted value of $128.3 million.

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

RESULTS OF OPERATIONS

         The following table summarizes amounts and the percentages of total revenues for certain items for the periods indicated (dollars in thousands):


                                                                 SUCCESSOR                       PREDECESSOR
                                                        -----------------------------    -----------------------------
                                                        NINE MONTHS ENDED SEPTEMBER           NINE MONTHS ENDED
                                                                  30, 2000                    SEPTEMBER 30, 1999
                                                        -----------------------------    -----------------------------

                                                            Amount             %            Amount             %
                                                            ------             -            ------             -
STATEMENT OF OPERATIONS:
Revenues                                                $        90,221         100.0    $      80,198           100.0
                                                        ---------------    ----------    -------------     -----------

Operating expenses:
   Operating, general and administrative                         46,533          51.6           45,119            56.3
   Depreciation and amortization                                 63,058          69.9           33,574            41.9
   Corporate expense charges - related parties                    1,528           1.7               --              --
                                                        ---------------    ----------    -------------     -----------
                                                                111,119         123.2           78,693            98.1
                                                        ---------------    ----------    -------------     -----------

Income (loss) from operations                                   (20,898)        (23.2)           1,505            1.9

Other income (expense):
   Interest expense                                             (21,156)        (23.4)         (34,340)          (42.8)
   Interest income                                                  131           0.1              743             0.9
   Other, net                                                        22            --               --              --
                                                        ---------------    ----------    -------------     -----------
                                                                (21,003)        (23.3)         (33,597)          (41.9)
                                                        ---------------    ----------    -------------     -----------

Loss before income taxes                                        (41,901)        (46.4)         (32,092)          (40.0)

Benefit from income taxes                                            --            --            1,362             1.7
                                                        ---------------    ----------    -------------     -----------

Net loss                                                $       (41,901)        (46.4)   $     (30,730)          (38.3)
                                                        ===============    ==========    =============     ===========


         Other financial data is as follows for the periods indicated (dollars in thousands, except Average Monthly Revenue per Basic Customer):

                                                      SUCCESSOR                       PREDECESSOR
                                             -----------------------------    -----------------------------
                                                  NINE MONTHS ENDED                  NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2000                 SEPTEMBER 30, 1999
                                             -----------------------------    -----------------------------
EBITDA (a)                                                      $  42,182                        $  35,079
Adjusted EBITDA (b)                                                43,688                           35,079
Homes Passed (at period end)                                      417,500                          405,500
Basic Customers (at period end)                                   270,800                          260,600
Basic Penetration (at period end)                                      65%                              64%
Premium Units (at period end)                                     114,600                           60,500
Premium Penetration (at period end)                                    42%                              23%
Average Monthly Revenue
  per Basic Customer                                               $37.02                           $34.19

----------

(a) EBITDA represents earnings (loss) before interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

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

         REVENUES. Revenues increased $10.0 million, or 12.5%, to $90.2 million for the nine months ended September 30, 2000, from $80.2 million for the nine months ended September 30, 1999. This increase in revenues primarily resulted from the increase in customers due to acquisitions.

         OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased $1.4 million, or 3.1%, to $46.5 million for the nine months ended September 30, 2000, from $45.1 million for the nine months ended September 30, 1999. This increase was primarily due to increases in license fees paid for programming due in part to an increase in license fees per subscriber paid to programmers and in part to an increase in the number of channels available to subscribers.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $29.5 million, or 87.8%, to $63.1 million for the nine months ended September 30, 2000, from $33.6 million for the nine months ended September 30, 1999. This increase resulted from the Charter Acquisition and the application of push-down accounting, which significantly increased the carrying value of franchises.

         CORPORATE EXPENSE CHARGES - RELATED PARTIES. These charges for the nine months ended September 30, 2000, represent costs incurred by Charter Investment, Inc. and Charter Communications, Inc. on the Company's behalf.

         INTEREST EXPENSE. Interest expense decreased by $13.2 million, or 38.4%, to $21.2 million for the nine months ended September 30, 2000, from $34.3 million for the nine months ended September 30, 1999. This decrease was due to a decrease in debt outstanding. In January 2000, pursuant to a change of control offer, 134,050 of the Company's 9.375% Senior Subordinated Notes due 2008 were repurchased. In addition to the above change of control repurchase, the Company repurchased the remaining 15,950 notes in the open market. Also pursuant to a change of control offer, 16,250 of the Company's 11.875% Senior Discount Notes due 2008 were repurchased.

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

         NET LOSS. Net loss increased by $11.2 million for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The increase in revenues and the decrease in interest expense were not sufficient to offset the increases in operating, general and administrative expenses, depreciation and amortization expenses, and the lack of a tax benefit as discussed above.

                           PART II. OTHER INFORMATION.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits (listed by numbers corresponding to the exhibit table in Item 601 of Regulation S-K):

                 27.1 Financial Data Schedule (supplied for the information of the Commission).*

----------

       *  Filed herewith.


       (b) Reports on Form 8-K.




           No reports on form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.




                               CC V HOLDINGS, LLC


Dated November 13, 2000        By:    CHARTER COMMUNICATIONS, INC.,
                                      ------------------------------
                                      its Manager

                               By:    /s/ Kent D. Kalkwarf
                                      ------------------------------
                                      Name:  Kent D. Kalkwarf
                                      Title: Executive Vice President and
                                             Chief Financial Officer (Principal
                                             Financial Officer and Principal
                                             Accounting Officer) of Charter
                                             Communications, Inc. (Manager)
                                             and CC V Holdings, LLC



                               CC V HOLDINGS FINANCE, INC.

Dated November 13, 2000        By:     /s/ Kent D. Kalkwarf
                                       -----------------------------
                                       Name:  Kent D. Kalkwarf
                                       Title: Executive Vice President and
                                              Chief Financial Officer (Principal
                                              Financial Officer and Principal
                                              Accounting Officer)