Form 10-K405
period 2000-12-31
AVALON CABLE LLC; AVALON CABLE HOLDINGS FINANCE INC
filed 2001-03-30
CIK 1082692, 1082699

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K

           [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________ .

                            COMMISSION FILE NUMBERS:
                                    333-75415
                                  333-75415-03

                               CC V HOLDINGS, LLC*
                      (FORMERLY KNOWN AS AVALON CABLE, LLC)
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

                       DOCUMENTS INCORPORATED BY REFERENCE
  The following documents are incorporated into this Report by reference: None

* CC V Holdings, LLC and CC V Holdings Finance, Inc. meet the conditions set forth in General Instruction I(1)(a) and (b) to the Form 10-K and are therefore filing with the reduced disclosure format.

                               CC V HOLDINGS, LLC
                           CC V HOLDINGS FINANCE, INC.

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I
Item 1.     Business.......................................................   1
Item 2.     Properties.....................................................   2
Item 3.     Legal Proceedings..............................................   2

                                   PART II
Item 5.     Market for Registrant's Common Equity and Related
            Shareholder Matters............................................   4
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................   5
Item 7a.    Quantitative and Qualitative Disclosures about Market
            Risk...........................................................   7
Item 8.     Financial Statements and Supplementary Data....................   8
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.......................................   8

                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form....   9
            8-K
Signatures.................................................................  11





This Annual Report on Form 10-K is for the year ended December 31, 2000. This Annual Report modifies and supersedes documents filed prior to this Annual Report. In addition, information that we file with the Securities and Exchange Commission in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "we," "us," and "our" refers to CC V Holdings, LLC and its wholly owned subsidiaries.

                                     PART I

ITEM 1. BUSINESS

ORGANIZATION AND OWNERSHIP STRUCTURE

    On November 15, 1999, Charter Communications Holding Company, LLC (Charter Holdco) acquired all of the equity interests of Avalon Cable, LLC (now known as CC V Holdings, LLC or CC V Holdings) and Avalon Cable Holdings Finance, Inc. (now known as CC V Holdings Finance, Inc.) in a purchase transaction followed by a restructuring (the "Charter Acquisition"). Effective January 1, 2000, these acquired interests were transferred to Charter Communications Holdings, LLC, a wholly owned subsidiary of Charter Holdco. Charter Communications Holdings, LLC is a reporting company under the Exchange Act.

    CC V Holdings Finance, Inc. was formed for the sole purpose of facilitating financings associated with the acquisitions of various cable operating companies. It conducts no other activities.

    In December 2000, Charter Holdings contributed all of its equity interests in CC VIII, LLC (formerly known as Bresnan Communications Group LLC) to CC V Holdings, resulting in CC V Holdings becoming the parent of Bresnan. We accounted for the contribution of Bresnan to CC V Holdings as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the accounts of Bresnan are included in the consolidated financial statements from the date Bresnan was acquired by Charter Holdco (February 15, 2000).

    The consolidated financial statements of CC V Holdings, LLC and subsidiaries include the amounts of CC V Holdings, its wholly owned subsidiaries, and the accounts of Bresnan since the date of the Charter Holdco acquisition.

    We are managed by Charter Communications, Inc (CCI). We pay management fees to CCI, and to the extent CCI has secured certain management services from its affiliate, Charter Investment, Inc., the management fees we pay are paid directly to Charter Investment. See also Item 5. Market for Registrants' Common Equity and Related Stockholder Matters. Our principal executive offices are located at 12444 Powerscourt Drive - Suite 100, St. Louis, Missouri, 63131. Our telephone number is (314) 965-0555.


GENERAL

    We own and operate cable television systems. In certain systems, we currently offer a full array of traditional analog cable television services and advanced bandwidth services such as digital television, interactive video programming, Internet access through television-based service, and high speed cable modems. Our subscribers are located in Michigan, Massachusetts, Minnesota, Nebraska, Connecticut, New York and Wisconsin. As of December 31, 2000, our systems passed approximately 1,499,400 homes and served approximately 966,400 customers.

    Our ultimate objective is to increase operating cash flow by increasing the customer base and the amount of cash flow per customer. We intend to achieve this objective by offering an array of advanced products and services, focusing on the customer, employing innovative marketing techniques, and building and operating a technologically advanced broadband network.

    At December 31, 2000, approximately 60% of our customers were served by systems with at least 550 megahertz bandwidth capacity. As a result of our rebuild efforts, by year-end 2003, we expect that 100% and 60% of our customers will be served by systems with a minimum bandwidth of 550 megahertz and 750 megahertz, respectively. We expect to spend approximately $395 million from 2001 to 2003 in related activities. A minimum bandwidth of 550 megahertz or greater allows us to:

         - offer advanced products and services (such as digital television, high-speed Internet access and other interactive services);

         - increase channel capacity up to 82 analog channels, and add even more channels and services when our bandwidth is used for digital signal transmission;

         - in many systems, permit two-way communications, so that Internet access does not require a separate telephone line and our System can provide telephone services.

         -    improve picture quality and service reliability; and

         - realize operating efficiencies from a reduced number of headends.

Building out systems to a minimum bandwidth of 750 megahertz or more will permit two-way communication in all cases.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this Annual Report may be identified by the use of forward-looking words such as "believe," expect," "anticipate," "should," "planned," "will," "may," "intend," "estimate," and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC and include, but are not limited to:

    -    Our plans to offer advanced products and services;

    - Our anticipated capital expenditures for our upgrades and new equipment and facilities;

    - Our beliefs regarding the effects of governmental regulation on our business;

    - Our ability to effectively compete in a highly competitive and changing environment;

    - Our ability to fund anticipated capital expenditures and any future acquisitions;

    - Our ability to obtain equipment, inventory, and programming as needed and at a reasonable price.

    All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

ITEM 2. PROPERTIES

    Our principal physical assets consist of a cable television distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems and customer drop equipment for each of our cable television systems.

    Our cable television plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities and telephone companies, and in certain locations, are buried in underground ducts or trenches.

    We believe that our properties are in good operating condition and are suitable for our business operations.

ITEM 3. LEGAL PROCEEDINGS

    In connection with the our acquisition of Mercom, Inc., former Mercom shareholders holding 731,894 Mercom common shares (approximately 15.3% of all outstanding Mercom common shares) gave notice of their election to exercise appraisal rights as provided by Delaware law. On July 2, 1999, former Mercom shareholders holding 535,501 shares of Mercom common stock filed a petition for appraisal of stock in the Delaware Chancery Court. With respect to 209,893 of the total number of shares for which we received notice, the notice provided to us was received from beneficial holders of Mercom shares who were not holders of record. We believe that the notice with respect to these shares did not comply with Delaware law and is ineffective.

    We cannot predict at this time the effect of the elections to exercise appraisal rights on us since we do not know the extent to which these former Mercom shareholders will continue to pursue appraisal rights under Delaware law or choose to abandon these efforts and seek to accept the consideration payable in the Mercom merger. If these former shareholders continue to pursue their appraisal rights and if a Delaware court were to find that the fair value of the Mercom common shares, exclusive of any element of value arising from the acquisition of Mercom, exceeded $12.00 per share, we would have to pay the additional amount for each Mercom common share subject to the appraisal proceedings together with a fair rate of interest. We could be ordered by the Delaware court also to pay reasonable attorney's fees and the fees and expenses of experts for the shareholders. In addition, we would have to pay our own litigation costs. We have already provided for the consideration of $12.00 per Mercom common share due under the terms of the merger with Mercom with respect to these shares but have not provided for any additional amounts or costs. We can provide no assurance as to what a Delaware court would find in any appraisal proceeding or when this matter will be resolved. Accordingly, we cannot provide assurance that the ultimate outcome would have no material adverse impact on our consolidated financial condition or our results of operations.

    We are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolutions of such matters, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

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

    Effective with the Charter Transaction, we record distributions when management fees charged to us exceed expenses incurred on our behalf. For the year ended December 31, 2000 and the period from November 15, 1999 to December 31, 1999, distributions totaled $0 and approximately $.3 million, respectively. Our ability to pay distributions is limited under the terms of covenants in the indentures governing the outstanding senior discount notes and the credit agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table summarizes amounts and the percentage of total revenues for certain items for the periods indicated (dollars in thousands); for discussion of comparability of the years and periods presented, see "Comparison of Results":



                                                                       PERIOD FROM      |     PERIOD FROM
                                                 YEAR ENDED        NOVEMBER 15, 1999 TO | JANUARY 1, 1999 TO    FOR THE YEAR ENDED
                                              DECEMBER 31, 2000      DECEMBER 31, 1999  |  NOVEMBER 14, 1999     DECEMBER 31, 1998
                                            ---------------------  -------------------- | -------------------   -------------------
                                              AMOUNT         %       AMOUNT        %    |   AMOUNT       %        AMOUNT       %
                                            ----------    -------  ----------   ------- | ----------  -------   ----------  -------
                                                                                        |
Revenues:                                                                               |
  Basic services.........................   $  301,136     71.5    $  11,281      81.0  | $   76,721    81.3    $  14,976     82.3
  Premium services.......................       25,475      6.0        1,008       7.2  |      7,088     7.5        1,468      8.1
  Pay-per-view...........................        1,934      0.5          135       1.0  |          -       -            -        -
  Digital................................       10,519      2.5            -         -  |          -       -            -        -
  Advertising sales......................       31,839      7.6          345       2.5  |          -       -            -        -
  Data services..........................       11,076      2.6            -         -  |          -       -            -        -
  Other..................................       39,169      9.3        1,161       8.3  |     10,574    11.2        1,743      9.6
                                            ----------   ------    ---------    ------  | ----------  ------    ---------   ------
                                               421,148    100.0       13,930     100.0  |     94,383   100.0       18,187    100.0
Operating expenses:                                                                     |
  Operating, general and                                                                |
     administrative......................      219,269     52.1        8,281      59.4  |     53,089    56.3       10,722     58.9
  Depreciation and amortization..........      326,509     77.5        7,822      56.2  |     39,943    42.3        8,183     45.0
  Corporate expense charges-related                                                     |
   parties...............................        6,762      1.6          501       3.6  |          -       -            -        -
                                            ----------   ------    ---------    ------  | ----------  ------    ---------   ------
Income (loss) from operations............     (131,392)   (31.2)      (2,674)    (19.2) |      1,351     1.4         (718)    (3.9)
Interest income..........................          212      0.1            -         -  |        764     0.8          173      0.9
Interest expense.........................     (107,926)   (25.6)      (7,537)    (54.1) |    (40,162)  (42.5)      (8,223)   (45.2)
Other expense, net.......................         (237)    (0.1)           -         -  |          -       -          (65)    (0.4)
                                            ----------   ------    ---------    ------  | ----------  ------    ---------   ------
Loss before income taxes.................     (239,343)   (56.8)     (10,211)    (73.3) |    (38,047)  (40.3)      (8,833)   (48.6)
Provision (benefit) for income taxes.....            -        -            -         -  |    (13,936)  (14.8)         186      1.0
                                            ----------   ------    ---------    ------  | ----------  ------    ---------   ------
Loss before minority interest and                                                       |
extraordinary loss on early                                                             |
extinguishment of debt...................     (239,343)   (56.8)     (10,211)    (73.3) |    (24,111)  (25.5)      (9,019)   (49.6)
minority interest........................      (11,038)    (2.6)           -         -  |      4,499     4.7         (398)    (2.2)
                                            ----------   ------    ---------    ------  | ----------  ------    ---------   ------
Loss before extraordinary loss on early                                                 |
extinguishment of debt...................     (250,381)   (59.4)     (10,211)    (73.3) |    (19,612)  (20.8)      (9,417)   (51.8)
                                                                                        |
Extraordinary loss on early                                                             |
extinguishment of debt...................            -        -            -         -  |          -       -       (5,965)   (32.8)
                                            ----------   ------    ---------    ------  | ----------  ------    ---------   ------
Net Loss.................................   $ (250,381)   (59.4)   $ (10,211)    (73.3) | $  (19,612)  (20.8)   $ (15,382)   (84.6)
                                            ==========   ======    =========    ======  | ==========  ======    =========   ======



    Other financial and operational data is as follows for the periods indicated (dollars in thousands, except Average Monthly Revenue per Basic Customer):



                                                                           AS OF AND
                                                AS OF AND           FOR THE PERIOD FROM          AS OF AND
                                            FOR THE YEAR ENDED      NOVEMBER 15, 1999 TO      FOR THE YEAR ENDED
                                             DECEMBER 31, 2000        DECEMBER 31, 1999       DECEMBER 31, 1998
                                            -----------------        -----------------       -----------------
EBITDA (a)...............................     $  194,880                $   5,148               $   7,400
Adjusted EBITDA (b)......................        201,879                    5,649                   7,465
Homes Passed (at period end) (c).........      1,499,400                  401,200                 377,500
Basic Customers (at period end) (d)......        966,400                  255,100                 232,100
Basic Penetration (at period end) (e)....           64.5%                    63.6%                   61.5%
Average Monthly Revenue per Basic
  Customer (f)...........................     $    36.32                $   36.40               $   34.89


(a) EBITDA represents earnings (loss) before minority interest and extraordinary item before interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because adjusted EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(b) Adjusted EBITDA means EBITDA before corporate expense charges and other expense. Adjusted EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, adjusted EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. Adjusted EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because adjusted EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by adjusted EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(c) Homes passed are the number of living units, such as single residence homes, apartments and condominium units, passed by the cable distribution network in a given cable system service area.

(d) Basic customers are customers who receive basic cable service.

(e) Basic penetration represents basic customers as a percentage of homes passed.

(f) Average monthly revenue per basic customer represents revenues divided by the number of months in the period divided by the number of basic customers at period end.

COMPARISON OF RESULTS

    As a result of the Charter Acquisition and the combination with Bresnan, the financial results for the periods presented above are not comparable. We accounted for the contribution of Bresnan as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the results of operations of Bresnan have been included in the CC V Holdings, LLC and subsidiaries financial statements from the date of acquisition, February 15, 2000. In addition, in 1999 prior to the Charter Acquisition, Avalon Michigan Holdings acquired the minority interest of Mercom and eight cable systems. These transactions further complicate any comparison of the above results. For the following discussion only, not for purposes of providing a presentation in conformity with generally accepted accounting principles, the results for the period from January 1, 1999 to November 14, 1999 have been combined with those for the period from November 15, 1999 to December 31, 1999.

    REVENUES. Revenues increased $312.8 million to $421.1 million for the year ended December 31, 2000, from $108.3 million for the year ended December 31, 1999. This increase in revenues primarily resulted from the combination with Bresnan. Increases in digital subscriptions and data services revenue also contributed to the increase.

    OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased $157.9 million to $219.3 million for the year ended December 31, 2000, from $61.4 million for the year ended December 31, 1999. This increase was primarily due to the combination with Bresnan, as well as continued inflationary increases in license fees paid for programming coupled with an increased number of channels available to subscribers.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $278.7 million to $326.5 million for the year ended December 31, 2000, from $47.8 million for the year ended December 31, 1999. This increase resulted from the acquired Bresnan franchises and property, plant and equipment as well as the Charter Acquisition and the application of purchase accounting, which significantly increased the carrying value of franchises.

    CORPORATE EXPENSE CHARGES - RELATED PARTIES. These charges for the year ended December 31, 2000, and the period from November 15, 1999 to December 1999 represent costs incurred by Charter Investment, Inc. and Charter
Communications, Inc. on our behalf.

    INTEREST EXPENSE. Interest expense increased $60.2 million to $107.9 million for the year ended December 31, 2000, from $47.7 million for the year ended December 31, 1999. This increase was due to a net increase in debt outstanding. An increase of $713 million of debt acquired through the Bresnan acquisition was partially offset by a repurchases of $150.0 million of our 9.375% Senior Subordinated Notes due 2008, pursuant to a change in control offer and purchases in the open market and $16.3 million of 11.375% Senior Discount Notes in the open market.

    BENEFIT FROM INCOME TAXES. Prior to the Charter Acquisition, we filed a consolidated income tax return and recorded a tax benefit at our statutory tax rate. After the Charter Acquisition, we and most of our subsidiaries are now limited liability companies, therefore, all income taxes are the responsibility of our equity member and are not provided for in our financial statements. Certain subsidiaries or corporations are subject to income taxes but have no operations and, therefore, no material income tax liabilities or assets.

    MINORITY INTEREST. Minority interest represents the accretion of the preferred membership units in an indirect subsidiary of Charter Holdings issued to certain Bresnan sellers. These membership units are exchangeable on a one-for-one basis for shares of Class A common stock of Charter Communications, Inc.

    NET LOSS. Net loss increased by $220.6 million for the year ended December 31, 2000, compared to the year ended December 31, 1999, as a result of the combination of factors described above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE HEDGE AGREEMENTS

    We manage fluctuations in interest rates by using interest rate hedge agreements, as required by certain of our debt agreements. Interest rate caps are accounted for as hedges of debt obligations, and accordingly, the net settlement amounts are recorded as adjustments to interest expense in the period incurred. Premiums paid for interest rate caps are deferred, included in other assets, and are amortized over the original term of the interest rate agreement as an adjustment to interest expense.

    Our interest rate cap agreements are used to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower monthly rates.

    Our participation in interest rate hedging transactions involves instruments that have a close correlation with our debt, thereby managing our risk. Interest rate hedge agreements have been designated for hedging purposes and are not held or issued for speculative purposes. Management believes that the sellers of the interest rate hedge agreements will be able to meet their obligations under the agreements. We have policies regarding the financial stability and credit standing of the major counterparties. Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the Company's consolidated financial position or results of operations.

INTEREST RATE RISK

    The following summarizes the contract terms and fair values of financial instruments subject to interest rate risk on December 31, 2000 (dollars in thousands):


                                                          EXPECTED MATURITY DATE
                                           ----------------------------------------------------                            FAIR
                                             2001       2002       2003       2004       2005    THEREAFTER     TOTAL      VALUE
                                           --------   --------   --------   --------   --------  ----------   ---------  ---------
DEBT
Fixed Rate...............................    $  -     $   495    $67,247    $   279    $     -   $ 113,280    $181,301   $121,085
  Avg. Interest Rate.....................       -         7.5%      11.8%       7.5%       0.0%       11.9%       11.8%
Variable Rate............................       -      26,270     64,670     64,670     84,820     684,570     925,000    925,000
  Avg. Interest Rate.....................       -         7.5%       7.7%       7.8%       7.8%        8.3%        8.2%
INTEREST RATE CAP........................    $  -     $15,000    $     -    $     -    $     -   $       -    $ 15,000   $      -
  Avg. Cap Rate..........................       -         9.0%   $     -          -          -           -         9.0%

    The notional amount of the interest rate cap as presented in the above table is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds to settle the outstanding contract. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate rates for the year of maturity based on the yield curve in effect at December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our consolidated financial statements, predecessor financial statements, the related notes thereto, and the reports of independent auditors are included in this Form 10-K beginning on page F-1.

    Separate financial statements for CC V Holdings Finance, Inc., have not been presented as this entity had no operations and substantially no assets or equity. Accordingly, management has determined that such financial statements are not material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Registrant filed a report on Form 8-K dated January 28, 2000 (amended on February 24, 2000), which announced a change in principal independent accountants from PricewaterhouseCoopers LLP to Arthur Andersen LLP.

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

         3. Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

  EXHIBIT
  NUMBER                             DESCRIPTION
----------    ----------------------------------------------------
   2.2        Securities Purchase Agreement, dated as of May 13, 1999, by and between Avalon Cable Holdings, LLC, Avalon Investors, L.L.C.,
              Avalon Cable of Michigan Holdings, Inc., CC V Holdings, LLC
              (formerly known as Avalon Cable LLC), Charter Communications
              Holdings LLC and Charter Communications, Inc.(1)

   2.13 Purchase and Contribution Agreement, entered into as of June 1999, by and among BCI (USA), LLC, William Bresnan, Blackstone BC Capital Partners LP, Blackstone BC Offshore Capital Partners L.P., Blackstone Family Investment Partnership III L.P., TCID of Michigan, Inc. and TCI Bresnan LLC and Charter Communications Holding Company, LLC (now called Center Investment, Inc.) (Incorporated by reference to Amendment No. 2 to the registration statement on Form S-1 of Charter Communications, Inc. filed on September 28, 1999 (File No. 333-83887))

   3.1 Certificate of Formation of CC V Holdings, LLC (formerly known as Avalon Cable LLC).(2)

   3.1(a) Amendment to Certificate of Formation of CC V Holdings, LLC (formerly known as Avalon Cable LLC).(5)

   3.2        Certificate of Incorporation of CC V Holdings Finance, Inc.
              (formerly known as Avalon Cable Holdings Finance, Inc.).(2)

   3.5 Amended and Restated Limited Liability Company Agreement of CC V Holdings, LLC (formerly known as Avalon Cable LLC).(2)

   3.6        Amended and Restated By-Laws of CC V Holdings Finance, Inc.
              (formerly known as Avalon Cable Holdings Finance, Inc.).(5)

   4.1 Indenture, dated as of December 10, 1998, by and among CC V Holdings, LLC (formerly known as Avalon Cable LLC), Avalon Cable of Michigan Holdings, Inc. and CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), as Issuers and The Bank of New York, as Trustee for the Notes.(2)

   4.2 Supplemental Indenture, dated as of March 26, 1999, by and among CC V Holdings, LLC (formerly known as Avalon Cable LLC), Avalon Cable of Michigan Holdings, Inc. and CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), as Issuers, Avalon Cable of Michigan, Inc., as guarantor, and The Bank of New York, as Trustee for the Notes.(2)

 10.2 Management Agreement dated as of February 14, 2000, by and between CC VIII Operating, LLC, certain subsidiaries of CC VIII Operating, LLC and Charter Communications, Inc. (Incorporated by reference to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 333-83887))

 10.10 Credit Agreement, dated as of November 15, 1999, among CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC Michigan, LLC (formerly known as Avalon Cable of Michigan LLC), and CC New England, LLC (formerly known as Avalon Cable of New England LLC), several banks and other financial institutions or entities named therein, First Union National Bank and PNC Bank, National Association, as syndication agents, Bank of Montreal, Chicago Branch and Mercantile Bank National Association, as co-documentation agents, and Bank of Montreal, as administrative agent.(3)

 10.10(a) First Amendment to Credit Agreement, dated December 21, 1999, by and among CC Michigan, LLC (formerly known as Avalon Cable of Michigan LLC) and CC New England, LLC (formerly known as Avalon Cable of New England LLC) as borrowers, CC V Holdings, LLC (formerly known as Avalon Cable LLC) as guarantor and several banks and other financial institutions named therein. (4)

  10.17 * Second Amended and Restated Credit Agreement dated as of February 2, 1999, as Amended and Restated as of January 2, 2001 by and among CC VIII Operating, LLC, as borrower, CC VIII Holdings, LLC, as guarantor, and several financial institutions or entities named therein.

  10.22 Exchange Agreement, dated as of February 14, 2000, by and among Charter Communications, Inc., BCI (USA). LLC. William J. Bresnan, Blackstone BC Capital Partners LP, Blackstone BC Offshore Capital Partners L.P., Blackstone Family Media, III LP (as assignee of Blackstone Family Investment III L.P.). TCID of Michigan, Inc. and TCI Bresnan LLC (Incorporated by reference to the current report on Form 8-K of Charter Communications, Inc. filed on February 29, 2000 (File No. 333-83887))

----------

(1) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-75453) filed by CC Michigan, LLC (formerly known as Avalon Cable of Michigan LLC), CC New England, LLC (formerly known as Avalon Cable of New England LLC), Avalon Cable Finance, Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999.

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

(3) Incorporated by reference to the report on Form 8-K of Charter Communications, Inc. (File No. 333-83887) filed on November 29, 1999.

(4) Incorporated by reference to the Annual Report on Form 10-K of Charter Communications, Inc. (File No. 000-27927) filed on March 28, 2000.

(5) Incorporated by reference to the Annual Report on Form 10-K of CC V Holdings, LLC and CC V Holdings Finance, Inc. (File Nos. 333-75415 and 333-75415-03, respectively) filed on March 30, 2000.

* Filed herewith.

    (b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the fourth quarter of 2000.

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

    No annual reports or proxy materials were sent to the Registrants' security holders during fiscal year 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                      CC V HOLDINGS, LLC

Dated March 29, 2001                  By: CHARTER COMMUNICATIONS, INC.
                                      --------------------------------
                                      its Manager

                                      By: /s/ JERALD L. KENT
                                      ----------------------
                                      Name: Jerald L. Kent
                                      Title: President, Chief Executive Officer

                                      CC V HOLDINGS FINANCE, INC.

Dated March 29, 2001                  By: /s/ JERALD L. KENT
                                      ----------------------
                                      Name: Jerald L. Kent
                                      Title: President, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      By: /s/ JERALD L. KENT                                    March 29, 2001
          ---------------------------------------------------
          Name: Jerald L. Kent
          Title: President and Chief Executive Officer of
          Charter Communications, Inc. (Manager); CC V
          Holdings, LLC; and CC V Holdings Finance, Inc.

      By: /s/ KENT D. KALKWARF                                  March 29, 2001
          ---------------------------------------------------
          Name: Kent D. Kalkwarf
          Title: Executive Vice President and Chief Financial
          Officer (Principal Financial Officer and Principal
          Accounting Officer) of Charter Communications, Inc.
          (Manager); CC V Holdings, LLC; and CC V Holdings
          Finance, Inc.

                               CC V HOLDINGS, LLC
                           CC V HOLDINGS FINANCE, INC.

                          INDEX TO FINANCIAL STATEMENTS




                                                                                                             PAGE
                                                                                                            ------
CC V HOLDINGS, LLC AND SUBSIDIARIES
Report of Independent Public Accountants..................................................................   F-3
Consolidated Balance Sheets as of December 31, 2000 and 1999..............................................   F-4
Consolidated Statements of Operations for the year ended December 31, 2000 and the period from November 15, 1999, through December 31, 1999 and for the
  period from January 1, 1999, through November 14, 1999..................................................   F-5
Consolidated Statement of Changes in Members' Equity for the year ended
  December 31, 2000 and the period from November 15, 1999 through December 31, 1999.......................   F-6
Consolidated Statements of Cash Flows for the year December 31, 2000 and the period from November 15, 1999, through December 31, 1999 and for the period
  from January 1, 1999, through November 14, 1999.........................................................   F-7
Notes to Consolidated Financial Statements................................................................   F-8
BRESNAN COMMUNICATIONS GROUP LLC
Independent Auditor's Report..............................................................................   F-19
Consolidated Balance Sheets as of December 31, 1999 and February 14, 2000.................................   F-20
Consolidated Statements of Operations and Members' Equity (Deficit) for the
  Years Ended December 31, 1999 and for the period from January 1, 2000 to
  February 14, 2000.......................................................................................   F-21
Consolidated Statement of Cash Flows for the year ended December 31, 1999
  and for the period from January 1, 2000 to February 14, 2000............................................   F-22
Notes to Consolidated Financial Statements................................................................   F-23
Independent Auditor's Report..............................................................................   F-31
Consolidated Balance Sheets as of December 31, 1998 and 1999..............................................   F-32
Consolidated Statements of Operations and Members' Equity (Deficit) for the
  Years Ended December 31, 1997, 1998 and 1999............................................................   F-33
Consolidated Statement of Cash Flows for the Years ended December 31, 1997,
  1998 and 1999...........................................................................................   F-34
Notes to Consolidated Financial Statements................................................................   F-35
AVALON CABLE LLC AND SUBSIDIARIES
Report of Independent Accountants.........................................................................   F-43
Consolidated Balance Sheet as of December 31, 1998 and 1997...............................................   F-44
Consolidated Statement of Operations for the year ended December 31, 1998 and
  for the period from September 4, 1997 (inception) through December 31, 1997.............................   F-45
Consolidated Statement of Changes in Members' Interest for the period from
  September 4, 1997 (inception) through December 31, 1998.................................................   F-46
Consolidated Statement of Cash Flows for the year ended December 31, 1998 and
  for the period from September 4, 1997 (inception) through December 31, 1997.............................   F-47
Notes to Consolidated Financial Statements................................................................   F-48
AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES
Report of Independent Accountants.........................................................................   F-62
Consolidated Balance Sheet as of December 31, 1998 and 1997...............................................   F-63
Consolidated Statements of Operations for the year ended  December 31, 1998 and
  for the period from September 4, 1997 (inception) through December 31, 1997.............................   F-64
Consolidated Statement of Changes in Shareholders' Equity for the period from
  September 4, 1997 (inception) through December 31, 1998.................................................   F-65


Consolidated Statement of Cash Flows for the year ended
  December 31, 1998 and  for the period from September 4, 1997 (inception)
  through December 31, 1997...............................................................................   F-66
Notes to Consolidated Financial Statements................................................................   F-67
CABLE MICHIGAN, INC. AND SUBSIDIARIES
Report of Independent Accountants.........................................................................   F-80
Consolidated Balance Sheets as of December 31, 1997 and November 5, 1998..................................   F-81
Consolidated Statements of Operations for the years ended December 31, 1996 and
  1997, and for the period from January 1, 1998 to November 5, 1998.......................................   F-82
Consolidated Statements of Changes in Shareholders' Deficit for the years ended
  December 31, 1996 and 1997, and for the period from January 1, 1998 to
  November 5, 1998........................................................................................   F-83
Consolidated Statements of Cash Flows for the years ended December 31, 1996 and
  1997, and for the period from January 1, 1998 to November 5, 1998.......................................   F-84
Notes to Consolidated Financial Statements................................................................   F-85

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO CC V HOLDINGS, LLC:

    We have audited the accompanying consolidated balance sheets of CC V Holdings, LLC and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in member's equity and cash flows for the year ended December 31, 2000, for the period from November 15, 1999, through December 31, 1999, and for the period from January 1, 1999, through November 14, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CC V Holdings, LLC and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, the period from November 15, 1999, through December 31, 1999, and for the period from January 1, 1999, through November 14, 1999, in conformity with accounting principles generally accepted in the United States.

    As discussed in Note 1 to the consolidated financial statements, substantially all of CC V Holdings, LLC was acquired by Charter Communications Holding Company, LLC as of November 15, 1999, in a business combination accounted for as a purchase. As a result of the application of purchase accounting, the consolidated financial statements of CC V Holdings, LLC and subsidiaries as of December 31, 2000 and 1999, and for the Successor Period (November 15, 1999, through December 31, 1999), are presented on a different cost basis than financial statements presented for the Predecessor Period (January 1, 1999, through November 14, 1999), and accordingly, are not directly comparable.

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
February 8, 2001

                       CC V HOLDINGS, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                           DECEMBER 31,      DECEMBER 31,
                                                                                               2000              1999
                                                                                          -------------     -------------
                                         ASSETS
                                         ------

CURRENT ASSETS:
  Cash and cash equivalents..........................................................     $      10,323     $       6,806
  Accounts receivable, less allowance for doubtful accounts of
       $1,816 and $1,143, respectively...............................................            10,708             1,920
  Receivable from related parties....................................................            19,722                --
  Prepaid expenses and other.........................................................               935               663
                                                                                          -------------     -------------
       Total current assets..........................................................            41,688             9,389
                                                                                          -------------     -------------

INVESTMENT IN CABLE PROPERTIES:
  Property, plant and equipment, net.................................................           563,908           121,285
  Franchises, net....................................................................         3,398,057           721,744
                                                                                          -------------     -------------
       Total investment in cable properties..........................................         3,961,965           843,029
                                                                                          -------------     -------------

OTHER ASSETS.........................................................................             4,306             1,983
                                                                                          -------------     -------------
                                                                                          $   4,007,959     $     854,401
                                                                                          =============     =============

                            LIABILITIES AND MEMBER'S EQUITY
                            -------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses..............................................     $     203,576     $      25,132
  Payables to related parties........................................................                --             4,971
                                                                                          -------------     -------------
       Total current liabilities.....................................................           203,576            30,103
                                                                                          -------------     -------------

LONG-TERM DEBT.......................................................................         1,058,224           451,212

LOANS PAYABLE--RELATED PARTIES.......................................................           369,684                --

OTHER LONG-TERM LIABILITIES..........................................................            12,533                --

DEFERRED MANAGEMENT FEES--RELATED PARTIES............................................                --               262

MINORITY INTEREST....................................................................           640,526                --

MEMBER'S EQUITY .....................................................................         1,723,416           372,824
                                                                                          -------------     -------------
                                                                                          $   4,007,959     $     854,401
                                                                                          =============     =============




 The accompanying notes are an integral part of these consolidated statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                                                             SUCCESSOR             PREDECESSOR
                                                                               -------------------------------     --------------
                                                                                                   PERIOD FROM      PERIOD FROM
                                                                                                   NOVEMBER 15,      JANUARY 1,
                                                                                                      1999,            1999,
                                                                                 YEAR ENDED         THROUGH          THROUGH
                                                                                 DECEMBER 31,      DECEMBER 31,     NOVEMBER 14,
                                                                                    2000              1999             1999
                                                                               -------------     -------------    -------------
REVENUES .........................................................               $ 421,148          $  13,930       $  94,383

OPERATING EXPENSES:
  Operating, general and administrative ..........................                 219,269              8,281          53,089
  Depreciation and amortization ..................................                 326,509              7,822          39,943
  Corporate expense charges--related parties .....................                   6,762                501              --
                                                                                 ---------          ---------       ---------
                                                                                   552,540             16,604          93,032
                                                                                 ---------          ---------       ---------
     (Loss) income from operations ...............................                (131,392)            (2,674)          1,351
                                                                                 ---------          ---------       ---------

OTHER INCOME (EXPENSE):
  Interest expense ...............................................                (107,926)            (7,537)        (40,162)

  Interest income ................................................                     212                 --             764
  Other expense ..................................................                    (237)                --              --
                                                                                 ---------          ---------       ---------
                                                                                  (107,951)            (7,537)        (39,398)
                                                                                 ---------          ---------       ---------
     Loss before benefit from income taxes .......................                (239,343)           (10,211)        (38,047)

BENEFIT FROM INCOME TAXES ........................................                      --                 --         (13,936)
                                                                                 ---------          ---------       ---------
     Loss before minority interest
                                                                                  (239,343)           (10,211)        (24,111)

MINORITY INTEREST ................................................                 (11,038)                --           4,499
                                                                                 ---------          ---------       ---------

      Net loss ...................................................               $(250,381)         $ (10,211)      $ (19,612)
                                                                                 =========          =========       =========








  The accompanying notes are an integral part of these consolidated statements

                                                               .


                       CC V HOLDINGS, LLC AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY
                             (dollars in thousands)



        BALANCE, November 15, 1999..............................................................             $   383,308
          Net loss..............................................................................                 (10,211)
          Distributions to Charter Communications, Inc. and Charter Investment, Inc.............                    (273)
                                                                                                             -----------
        BALANCE, December 31, 1999..............................................................                 372,824
          Net loss..............................................................................                (250,381)
          Contributions from Parent.............................................................               1,617,290
          Distributions to Parent...............................................................
                                                                                                                 (16,317)
                                                                                                             -----------
        BALANCE, December 31, 2000..............................................................              $1,723,416
                                                                                                             ===========



 The accompanying notes are an integral part of these consolidated statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                              SUCCESSOR                 PREDECESSOR
                                                                                       ----------------------------    -------------
                                                                                                       PERIOD FROM      PERIOD FROM
                                                                                                        NOVEMBER 15,      JANUARY 1,
                                                                                                           1999,            1999,
                                                                                        YEAR ENDED        THROUGH          THROUGH
                                                                                       DECEMBER 31,    DECEMBER 31,     NOVEMBER 14,
                                                                                           2000            1999             1999
                                                                                      -------------    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ............................................................................ $  (250,381)   $   (10,211)   $   (19,612)
  Adjustments to reconcile net loss to net cash provided by
     operating activities--
     Depreciation and amortization ....................................................     326,509          7,822         39,943
     Deferred income taxes ............................................................          --             --        (16,969)
     Minority interest ................................................................      11,038             --          4,499
     Noncash interest expense .........................................................      13,550          1,855         11,764
     Net change in certain assets and liabilities, net of effects from acquisitions--
     Accounts receivable ..............................................................     (22,902)           782         (1,182)
       Prepaid expenses and other .....................................................        (103)            76           (409)
       Accounts payable and accrued expenses ..........................................     113,654         (3,399)        15,285
     Receivables from and payables to related parties, including deferred
       management fees ................................................................     (25,280)         4,971             --
       Other operating activities .....................................................       8,477           (469)        (4,987)
                                                                                        -----------    -----------    -----------
     Net cash provided by operating activities ........................................     174,562          1,427         28,332
                                                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ..........................................    (260,501)        (2,042)       (13,683)
  Payments for acquisitions, net of cash acquired .....................................     (13,196)            --        (47,237)
  Other investing activities ..........................................................      (5,176)            --        (11,414)
                                                                                        -----------    -----------    -----------
     Net cash used in investing activities ............................................    (278,873)        (2,042)       (72,334)
                                                                                        -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt ........................................................     329,000          5,000         39,428
  Repayments of long-term debt ........................................................    (574,539)            --            (20)
  Borrowings from related party .......................................................     369,684             --             --
  Payment of deferred financing costs .................................................        --           (2,000)            --
  Distributions .......................................................................     (16,317)          (273)            --
                                                                                        -----------    -----------    -----------
     Net cash provided by financing activities ........................................     107,828          2,727         39,408
                                                                                        -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................................       3,517          2,112         (4,594)
                                                                                        -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, beginning of year/period ...................................       6,806          4,694          9,288
                                                                                        -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year/period ......................................... $    10,323    $     6,806    $     4,694
                                                                                        ===========    ===========    ===========

CASH PAID FOR INTEREST ................................................................ $    65,391    $     2,551    $    30,429
                                                                                        ===========    ===========    ===========
CASH PAID FOR TAXES ................................................................... $        --    $        --    $       283
                                                                                        ===========    ===========    ===========
NONCASH TRANSACTION:
  Contribution from parent for bond redemption ........................................     161,772             --             --
  Contribution from parent for acquisition ............................................   1,455,518             --             --
  Issuance of preferred equity in a subsidiary as payment for acquisition .............     629,488             --             --
  Increase in member's equity resulting from the application of purchase accounting
                                                                                                 --        383,308             --

 The accompanying notes are an integral part of these consolidated statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

    On November 15, 1999, Charter Communications Holding Company, LLC (Charter Holdco), a direct subsidiary of Charter Communications, Inc. (Charter), acquired all of the equity interests of Avalon Cable, LLC (now known as CC V Holdings, LLC or CC V Holdings, or the Company) and Avalon Cable Holdings Finance, Inc. (now known as CC V Holdings Finance, Inc.) in a purchase transaction for an aggregate purchase price of $832.0 million, including assumed debt of $273.4 million followed by a restructuring (the "Charter Acquisition"). Effective January 1, 2000, these interests acquired were transferred to Charter Communications Holdings, LLC (Charter Holdings), a wholly owned subsidiary of Charter Holdco.

    As a result of the Charter Acquisition, the Company applied purchase accounting in the preparation of the accompanying consolidated financial statements. Accordingly, CC V Holdings increased its member's equity to $383.3 million to reflect the amount paid in the Charter Acquisition and has allocated that amount to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to franchises of $727.7 million.

    As a result of the Charter Acquisition and the application of purchase accounting, financial information in the accompanying consolidated financial statements and notes thereto as of December 31, 2000 and 1999, and for the year ended December 31, 2000, and the period from November 15, 1999, through December 31, 1999 (the "Successor Period") are presented on a different cost basis than the financial information for the period from January 1, 1999, through November 14, 1999, (the "Predecessor Period") and therefore, such information is not comparable.

    Effective in December 2000, Charter Holdings contributed all of its equity interests in CC VIII, LLC (Bresnan) to CC V Holdings, resulting in CC V Holdings becoming the parent of Bresnan. The Company accounted for the contribution of Bresnan to CC V Holdings reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the accounts of Bresnan are included in the consolidated financial statements from February 15, 2000, the date Bresnan was acquired by Charter Holdco.

    The accompanying consolidated financial statements include the accounts of CC V Holdings, its wholly owned subsidiaries, and the accounts of Bresnan since February 15, 2000 (the date acquired by Charter Holdco). CC V Holdings is a Delaware limited liability company. All significant intercompany accounts and transactions have been eliminated in consolidation.

    As of December 31, 2000, the Company owns and operates cable systems serving approximately 966,400 (unaudited) customers. The Company currently offers a full array of traditional analog cable services and advanced bandwidth services such as digital television, interactive video programming, Internet access through television-based service, dial-up telephone modems and high speed cable modems, and video-on-demand. The Company operates primarily in the states of Michigan, Minnesota and Wisconsin and in the New England area.

Cash and Cash Equivalents

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates market value.

Property, Plant and Equipment

    Property, plant and equipment is recorded at cost, including all direct and certain indirect costs associated with the construction of cable transmission and distribution facilities, and the cost of new customer installations. The costs of disconnecting a customer are charged to expense in the period incurred. Expenditures for repairs and maintenance are charged to expense as incurred, while equipment replacement and betterments are capitalized.

    Depreciation for the Successor Period is provided on the straight-line method over the estimated useful lives of the related assets as follows:

        Cable distribution systems......................................................................      3-15 years
        Buildings and leasehold improvements............................................................      5-15 years
        Vehicles and equipment..........................................................................      3-5 years

    Depreciation for the Predecessor Period was provided on the straight-line method over the estimated useful lives of the related assets as follows:

        Buildings and improvement.....................................................................      10-25 years
        Cable plant and equipment.....................................................................      5-12 years
        Vehicles......................................................................................      5 years
        Office furniture and equipment................................................................      5-10 years

Franchises

    Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable systems, including the Charter Acquisition, represent management's estimate of fair value and are generally amortized using the straight-line method over a period of 15 years. The period of 15 years is management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Company. Accumulated amortization was $212.3 million and $6.0 million at December 31, 2000 and 1999. Amortization expense for the year ended December 31, 2000, for the period from November 15, 1999, through December 31, 1999 and for the period from January 1, 1999, through November 14, 1999, was $ 210.1 million, $6.0 million and $30.0 million, respectively.

Other Assets

    Costs related to borrowings are deferred and amortized to interest expense using the effective interest method over the terms of the related borrowings. As of December 31, 2000 and 1999, other assets include $4.0 million and $2.0 million, respectively, of deferred financing costs, net of accumulated amortization of $569 and $17, respectively.

    The Company capitalizes incremental and direct contract acquisition and origination costs associated with obtaining new customers by analogy to Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Costs of Leases as permitted by Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Costs capitalized are only those that are realizable from future revenues. The Company capitalizes third party incremental costs associated with obtaining new customers as well as internal salaries and benefits for personnel directly involved in customer origination and set up. Costs related to unsuccessful efforts and indirect costs are expensed as incurred. Capitalized costs are charged to expense generally over periods from one to twelve months. As of December 31, 2000, the unamortized portion of the deferred costs totaled $417.

Impairment of Assets

    If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

Revenues

    Revenues from basic, premium, pay-per-view, digital and data services are recognized when the related services are provided.

    Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2000 and 1999, no installation revenue has been deferred, as direct selling costs have exceeded installation revenue.

    Advertising sales are recognized in the period that the advertisements are exhibited.

    Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis, from the Company's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

Other Long-Term Liabilities

    The Company receives upfront payments from certain programmers to launch and promote new cable channels. Revenue is recognized to the extent of the fair value of the advertising services provided to promote the new channel. Such revenue is classified as advertising revenue. The remaining portion is deferred and amortized as an offset to programming expense over the respective terms of the program agreements, which range from one to 20 years. The unamortized portion of the deferred launch payments received is included in other long-term liabilities.

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

Income Taxes

    Prior to the Charter Acquisition, the Company filed a consolidated income tax return. The tax benefit of $13.9 million in the accompanying consolidated statement of operations for the period from January 1, 1999, through November 14, 1999, is recorded at 37%. This approximates the statutory tax rate of the Company.

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

Segments

    In accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, segments have been identified based upon management responsibility. The individual segments have been aggregated into one reportable segment, cable services.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. ACQUISITIONS:

    In February 2000, Charter Holdings acquired certain cable systems for $13.0 million and contributed those assets to the Company, increasing equity by $13.0 million. The systems acquired serve approximately 6,000 (unaudited) customers located in Minnesota at December 31, 2000. In September 2000, Bresnan acquired cable systems for a purchase price of $13.2 million. These systems acquired serve approximately 7,100 (unaudited) customers located in Minnesota at December 31, 2000. These acquisitions were accounted for using the purchase method of accounting, and, accordingly, results of operations of the acquired systems have been included in the accompanying consolidated financial statements from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on their fair values, including amounts assigned to franchises of $21.5 million.

    In February 2000, Charter Holdco acquired the cable systems of Bresnan and immediately transferred its equity in these cable systems to Charter Holdings (the "Bresnan Acquisition"). In December 2000, Charter Holdings contributed all of its equity interests in Bresnan to CC V Holdings (the "Bresnan/Avalon Combination"), increasing equity by $1.4 billion (See Note 1). Charter Holdco acquired these cable systems for a purchase price of approximately $1.1 billion, net of cash acquired, excluding debt assumed of $963.0 million and equity issued by Charter Holdco and preferred equity issued by a subsidiary of Charter Holdings of $384.6 million and $629.5 million. In connection with the Bresnan/Avalon Combination, the company with the preferred equity became a subsidiary of the Company. Charter Holdco allocated the purchase price to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to franchises of $2.8 billion.

    The allocation of the purchase prices for the 2000 acquisitions are based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information. Management believes that finalization of the purchase prices and allocations will not have a material impact on the consolidated results of operations or financial position of the Company.

    On March 26, 1999, Avalon Michigan Holdings acquired the minority interest of Mercom Inc. (Mercom) for $21.9 million. In addition, the Company acquired eight cable systems for an aggregate purchase price of $25.4 million in 1999. These eight acquisitions, which were completed during the Predecessor Period, were accounted for using the purchase method of accounting and, accordingly, results of operations of the acquired systems have been included in the accompanying consolidated financial statements from the dates of acquisition. The purchase prices were allocated to tangible and intangible assets based on estimated fair market values at the dates of acquisition. The excess of the consideration paid over the estimated fair market values of the net assets acquired was $12.9 million and was amortized using the straight-line method over 15 years during the Predecessor Period. All goodwill was eliminated as a result of the Charter Acquisition.

    Unaudited pro forma operating results as though the 1999 and 2000 acquisitions discussed above, including the Charter Acquisition and the Bresnan/Avalon Combination, had occurred on January 1, 1999, with adjustments to give effect to amortization of franchises, interest expense and certain other adjustments are as follows:

                                                                                      YEAR ENDED     YEAR ENDED
                                                                                     DECEMBER 31,   DECEMBER 31,
                                                                                         2000           1999
                                                                                         ----           ----

        Revenues................................................................... $ 458,806         $ 404,947
        Loss from operations.......................................................  (142,353)         (121,595)
        Net loss...................................................................  (285,602)         (261,178)

    The unaudited pro forma financial information has been presented for comparative purposes and does not purport to be indicative of the results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

    Activity in the allowance for doubtful accounts is summarized as follows for the year ended December 31:

                                                                                         2000
                                                                                    -------------
        Balance, beginning of year............................................      $       1,143
        Acquisition of cable systems..........................................                619
        Charged to expense....................................................              4,656
        Uncollected balances written off, net of recoveries...................             (4,602)
                                                                                    -------------
        Balance, end of year..................................................      $       1,816
                                                                                    =============

4. PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consists of the following at December 31:

                                                                                         2000           1999
                                                                                    -------------  -------------
        Cable distribution systems......................................            $     586,413  $     101,675
        Buildings and leasehold improvements............................                   41,617         16,636
        Vehicles and equipment..........................................                   42,063          4,776
                                                                                    -------------  -------------
                                                                                          670,093        123,087
        Less--Accumulated depreciation...................................                (106,185)        (1,802)
                                                                                    -------------  -------------
                                                                                    $     563,908  $     121,285
                                                                                    =============  =============

    Depreciation expense for assets owned by the Company for the year ended December 31, 2000, for the period from November 15, 1999, through December 31, 1999, and for the period from January 1, 1999, through November 14, 1999, was $115.7 million, $1.8 million, and $10.3 million, respectively.

    During the year ended December 31, 2000, the Company reduced the estimated useful lives of certain depreciable assets expected to have reduced lives as a result of the rebuild and upgrade of the Company's cable distribution systems. As a result, the above depreciation expense balance for 2000 includes an additional $37.4 million of depreciation.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

    Accounts payable and accrued expenses consist of the following at December
31:

                                                                                         2000           1999
                                                                                    -------------  -------------
       Accounts payable........................................................     $      45,245  $       3,427
       Capital expenditures....................................................            32,456             --
       Accrued interest .......................................................            34,402          5,417
       Accrued programming ....................................................            16,600          3,047
       Franchises fees.........................................................             6,196          1,578
       Other...................................................................            68,677         11,663
                                                                                    -------------  -------------
                                                                                    $     203,576  $      25,132
                                                                                    =============  =============

6. LONG-TERM DEBT:

    The Company has outstanding the following borrowings on long-term debt arrangements at December 31:

                                                                                         2000           1999
                                                                                    -------------   ------------
CC Michigan, LLC and New England, LLC (Avalon) ...............................      $   213,000     $   170,000
CC VIII Operating, LLC (Bresnan) .............................................          712,000              --
9.375% Senior Subordinated Notes due 2008 ....................................               --         150,000
11.875% Senior Discount Notes due 2008 .......................................          179,750         196,000
Other ........................................................................            1,551             500
                                                                                    -----------     -----------
                                                                                      1,106,301         516,500
Less--Unamortized net discount ...............................................          (48,077)        (65,288)
                                                                                    -----------     -----------
                                                                                    $ 1,058,224     $   451,212
                                                                                    ===========     ===========

 Avalon Credit Facilities

    The Avalon Credit Facilities have maximum borrowings of $300.0 million, consisting of a revolving facility in the amount of $175.0 million that matures May 15, 2008, and a Term B loan in the amount of $125.0 million that matures on November 15, 2008. The Avalon Credit Facilities also provide for, at the options of the lenders, supplemental credit facilities in the amounts of $75 million available until December 31, 2003. Amounts under the Avalon Credit Facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin up to 2.75% (8.19% to 9.5% as of December 31, 2000 and 7.995% to 8.870% as of
December 31, 1999). A quarterly commitment fee of between 0.250% and 0.375% per annum is payable on the unborrowed balance.

Bresnan Credit Facilities

     In connection with Charter Holdco's acquisition of Bresnan in February 2000, the existing Bresnan credit agreement (the "Bresnan Credit Facilities") was amended and restated to provide for borrowings of up to $900.0 million, consisting of three term facilities, one with a principal amount of $403.0 million that matures June 30, 2007 (Term A), and one with a principal amount of $297.0 million that matures February 2, 2008 (Term B). The Bresnan Credit Facilities also provide for a $200.0 million revolving credit facility that may not have a maturity date earlier than six calendar months after the maturity date of the Term B loan facility. Amounts under the Bresnan Credit Facilities bear interest at the Base Rate or Eurodollar rate, as defined, plus a margin of up to 2.5% (8.44% to 9.30% as of December 31, 2000). A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance. As of December 31, 2000, unused availability was $188.0 million.

     In connection with the Bresnan/Avalon Combination in January 2001, all amounts due under the Avalon credit facilities were repaid using borrowings from the Bresnan credit facilities and the Avalon credit facilities were terminated. In addition, the Bresnan credit facilities were amended and restated to, among other things, increase borrowing availability by $550.0 million.

Avalon Senior Notes

    Prior to the Charter Acquisition, the predecessor company issued 11.875% Senior Discount Notes due 2008 (the "Avalon 11.875% Notes") and 9.375% Senior Subordinated Notes due 2008 (the "Avalon 9.375% Notes"). This debt was assumed by the Company. After December 1, 2003, cash interest on the Avalon 11.875% Notes will be payable semiannually on June 1 and December 1 of each year, commencing June 1, 2004.

    In January 2000, the Company, through change of control offers and purchases in the open market, completed the repurchase of the Avalon 9.375% Notes with a total outstanding principal amount of $150.0 million for a total of $153.7 million. Also in January 2000, Charter Holdings repurchased a portion of the Avalon 11.875% Notes with a total outstanding principal amount of $16.3 million for a total of $10.5 million. The repurchase of the Avalon 9.375% Notes and the Avalon 11.875% Notes was funded by a portion of the cash proceeds from the issuance of notes with a principal amount of $1.5 billion by Charter Holdings in January 2000 (the January 2000 Charter Holdings Notes). The repayment of the debt was contributed to the Company and recorded as a capital contribution of $161.8 million. The unamortized discount related to the Avalon 11.875% Notes was $48.1 million as of December 31, 2000, and $66.8 million as of December 31, 1999.

    The indentures governing the debt and credit agreements require issuers of the debt and/or its subsidiaries to comply with various financial and other covenants, including the maintenance of certain operating and financial ratios. These debt and credit instruments also contain substantial limitations on, or prohibitions of distributions, additional indebtedness, liens, asset sales and certain other items. As a result of limitations and prohibitions of distributions, substantially all of the net assets of the consolidated subsidiaries are restricted for distribution to Charter Holdings, Charter Holdco and Charter.

Bresnan Notes

     In connection with Charter Holdco's acquisition of Bresnan in February 2000, Charter Holdco assumed Bresnan's outstanding $170.0 million in principal amount of 8% senior notes due 2009 and $275.0 million in principal amount at maturity of 9.25% senior discount notes due 2009 with an accreted value of $192.2 million. In March 2000, Charter Holdings, through change of control offers and purchases in the open market, completed the repurchase of all of the outstanding Bresnan notes for a total of $369.7 million, using a portion of the proceeds from the sale of the January 2000 Charter Holdings Notes. The funds were loaned from Charter Holdings to Bresnan and are recorded as loans payable-related parties on the accompanying consolidated balance sheet.

    Based upon outstanding indebtedness at December 31, 2000, the amortization of term, and scheduled reductions in available borrowings of the revolving credit facility, aggregate future principal payments on the total borrowings under all debt agreements at December 31, 2000, are as follows:

         YEAR                                                                                             AMOUNT
      ----------                                                                                          ------
      2001 .......................................................................................            --
      2002 .......................................................................................        26,765
      2003 .......................................................................................       131,917
      2004 .......................................................................................        64,949

      2005 .......................................................................................        84,820
      Thereafter .................................................................................       797,850
                                                                                                      ----------
                                                                                                      $1,106,301
                                                                                                      ==========


7. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The carrying and fair values of the Company's significant financial instruments as of December 31 are as follows:

                                                                         2000                        1999
                                                               -------------------------   -------------------------
                                                                  CARRYING       FAIR          CARRYING      FAIR
                                                                    VALUE        VALUE           VALUE       VALUE
                                                               --------------  ---------   --------------  ---------
Debt:
CC Michigan, LLC and CC New England, LLC (Avalon) ...........     $213,000     $213,000     $170,000        $170,000
CC VIII Operating, LLC (Bresnan) ............................      712,000      712,000           --              --
11.875% Senior Discount Notes ...............................      131,673      119,534      129,212         129,212
Loans Payable - Related Parties .............................      369,684      369,673           --              --
9.375% Senior Subordinated Notes ............................           --           --      151,500         151,500
Other .......................................................        1,551        1,551          500             500

                                                            2000                                    1999
                                            -------------------------------------   --------------------------------------
                                               CARRYING    NOTIONAL      FAIR         CARRYING     NOTIONAL       FAIR
                                                 VALUE      AMOUNT       VALUE          VALUE       AMOUNT        VALUE
                                            -----------  -----------  -----------   -----------   -----------  -----------
Interest Rate Hedge Agreement:
  Cap......................................         --        15,000        --              --      15,000          16

    The carrying amount of the senior credit facilities approximates fair value as the outstanding borrowings bear interest at market rates. The fair values of the 9.375% Senior Subordinated Notes and 11.875% Senior Discount Notes are based on quoted market prices.

    The interest pay rate for the interest rate cap agreement was 9.0% at December 31, 2000 and 1999.

    The notional amount of the interest rate hedge agreement does not represent amounts exchanged by the parties and, thus, is not a measure of the Company's exposure through its use of the interest rate hedge agreement. The amounts exchanged are determined by reference to the notional amount and the other terms of the contract.

    The fair value of the interest rate hedge agreement generally reflects the estimated amount that the Company would receive (excluding accrued interest) to terminate the contract on the reporting date, thereby taking into account the current unrealized gains or losses of the open contract. Dealer quotations were used to determine the fair value of the Company's interest rate hedge agreement.

    Management believes that the seller of the interest rate hedge agreement will be able to meet its obligations under the agreement. In addition, the interest rate hedge agreement is with certain of the participating banks under the Company's Senior Credit Facilities thereby reducing the exposure to credit loss. The Company has policies regarding the financial stability and credit standing of the major counterparties. Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the Company's consolidated financial position or results of operations.

8. MINORITY INTEREST:

    Minority interest represents preferred membership units issued by a subsidiary in connection with the acquisition of Bresnan by Charter Holdco. The preferred membership units are exchangeable on a one-for-one basis for shares of Class A common stock of Charter and accrete at a rate of 2% per year.

9. SHAREHOLDERS' EQUITY:

   Shareholders' equity for the predecessor period is as follows:

                                                                                        ADDITIONAL                    TOTAL
                                                                              COMMON      PAID-IN    ACCUMULATED  SHAREHOLDERS'
                                                                               STOCK      CAPITAL      DEFICIT       EQUITY
                                                                             --------    --------     --------     ---------
      BALANCE, January 1, 1999............................................. $      --    $ 35,000     $ (8,918)    $  26,082
        Net loss...........................................................        --          --      (19,612)      (19,612)
                                                                             --------    --------     --------     ---------
      BALANCE, November 14, 1999........................................... $      --    $ 35,000     $(28,530)    $   6,470
                                                                             ========    ========     ========     =========

10. REVENUES:

    Revenues consist of the following:

                                                                                 SUCCESSOR              PREDECESSOR
                                                                        ----------------------------   ---------------
                                                                                       PERIOD FROM       PERIOD FROM
                                                                                       NOVEMBER 15,      JANUARY 1,
                                                                                          1999,             1999,
                                                                         YEAR ENDED     THROUGH           THROUGH
                                                                        DECEMBER 31,   DECEMBER 31,      NOVEMBER 14,
                                                                            2000          1999              1999
                                                                       --------------  -------------    -------------
          Basic ................................................        $301,136        $ 11,281           $ 76,721
          Premium ..............................................          25,475           1,008              7,088
          Pay-per-view .........................................           1,934             135                 --
          Digital ..............................................          10,519              --                 --
          Advertising sales ....................................          31,839             345                 --
          Data services ........................................          11,076              --                 --
          Other ................................................          39,169           1,161             10,574
                                                                        --------        --------           --------
                                                                        $421,148        $ 13,930           $ 94,383
                                                                        ========        ========           ========

11. OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES:

    Operating, general and administrative expenses consist of the following:

                                                                                 SUCCESSOR            PREDECESSOR
                                                                         --------------------------- ---------------
                                                                                        PERIOD FROM    PERIOD FROM
                                                                                         NOVEMBER 15,    JANUARY 1,
                                                                                            1999,          1999,
                                                                            YEAR ENDED     THROUGH        THROUGH
                                                                           DECEMBER 31,  DECEMBER 31,   NOVEMBER 14,
                                                                               2000         1999           1999
                                                                         -------------- -------------  -------------
            Programming ................................................    $ 99,565       $  3,597       $ 24,927
            General and administrative .................................      67,134          1,991         10,968
            Service ....................................................      23,335          2,377         16,311
            Marketing ..................................................      10,368            298            883
            Advertising sales ..........................................       8,021             17             --
            Other ......................................................      10,846              1             --
                                                                            --------       --------       --------
                                                                            $219,269       $  8,281       $ 53,089
                                                                            ========       ========       ========



12. RELATED-PARTY TRANSACTIONS:

    Charter Investment, Inc. (Charter Investment) and Charter, an entity controlled by Paul G. Allen, provide management services to the Company including centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self- insurance programs for medical, dental and workers' compensation claims. Certain costs for these services are billed and charged directly to the Company and are included in operating costs. These costs are allocated based on the number of basic customers. Such costs totaled $7.1 million for the year ended December 31, 2000. All other costs incurred by

Charter Investment and Charter on behalf of the Company are recorded as expenses in the accompanying consolidated financial statements and are included in corporate expense charges-related parties. Management fees are stipulated in the management agreements between Charter Investment, Charter and the Company. To the extent management fees charged to the Company are greater (less) than the corporate expenses incurred by Charter Investment and Charter, the Company records distributions to (capital contributions from) Charter Investment and Charter. For the year ended December 31, 2000, the management fee charged to the Company approximated the corporate expenses incurred by Charter Investment and Charter on behalf of the Company. The Company's senior credit facilities prohibit payments of management fees in excess of 3.5% of revenues until repayment of the outstanding indebtedness. Any amount in excess of 3.5% of revenue owed to Charter Investment or Charter based on the management agreement would be recorded as deferred management fees-related parties. Management believes that costs incurred by Charter Investment and Charter on the Company's behalf and included in the accompanying consolidated financial statements are not materially different than costs the Company would have incurred as a stand-alone entity.

    The Company pays costs on behalf of Charter Investment and Charter. These costs are reimbursed by Charter Investment and Charter and are recorded as receivables from related parties in the accompanying consolidated financial statements.

    Charter, Mr. Allen and certain affiliates of Mr. Allen own equity interests or warrants to purchase equity interest in various entities that provide services or programming to the Company, including High Speed Access Corp. (High Speed Access), WorldGate, Wink Communications, Inc. (Wink), ZDTV, LLC (ZDTV), USA Networks, Inc. (USA Networks) and Oxygen Media, Inc. (Oxygen Media). In addition, certain officers or directors of Charter also serve as directors of High Speed Access Corp. and USA Networks.

    Certain of the Company's cable subscribers receive cable modem-based Internet access through High Speed Access and TV-based Internet access through WorldGate. For the years ended December 31, 2000 and 1999, revenues attributable to these services were less than 1% of total revenues.

    The Company receives or will receive programming and certain interactive features embedded into the programming for broadcast via its cable systems from Wink, ZDTV, USA Networks, and Oxygen Media. The Company pays a fee for the programming service generally based on the number of customers receiving the service. Such fees for the year ended December 31, 2000, and 1999, were less than 1% of total operating expenses. In addition, the Company receives commissions from USA Networks for home shopping sales generated by its customers. Such revenues for the year ended December 31, 2000, and 1999, were less than 1% of total revenues.

    During the year ended December 31, 2000, the Company distributed $16.3 million to Charter Holdings that was used by Charter Holdings to meet its interest obligations related to the Charter Holdings notes.

13. COMMITMENTS AND CONTINGENCIES:

Leases

    The Company leases certain facilities and equipment under noncancellable operating leases. Leases and rental costs charged to expense for the year ended December 31, 2000, for the period from November 15, 1999, through December 31, 1999, and for the period from January 1, 1999, through November 14, 1999, were $1.8 million, $0.2 million and $1.5 million respectively. As of December 31, 2000, future minimum lease payments are as follows:

                      YEAR                    AMOUNT
                      ----                    ------
                      2001..............      1,661
                      2002..............      1,000
                      2003..............        754
                      2004..............        531
                      2005..............        460
                      Thereafter........      1,930

    The Company also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the year ended December 31, 2000, was $2.8 million.

Regulation in the Cable Industry

    The cable industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of

1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Company cannot predict the impact of future developments on the cable industry.

    The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

    The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. During 2000 and 1999, the amount refunded by the Company has been insignificant. The Company may be required to refund additional amounts in the future.

    The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous twelve-month period may be ordered upon certification if the Company is unable to justify its basic rates. As of December 31, 2000, approximately 19.8% of the Company's local franchising authorities are certified to regulate basic tier rates. The Company is unable to estimate at this time the amount of refunds, if any, that may be payable by the Company in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Company does not believe that the amount of any such refunds would have a material adverse effect on the consolidated financial position or results of operations of the Company.

    The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulated rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Company does not believe any adjudications regarding its pre-sunset complaints will have a material adverse effect on the Company's consolidated financial position or results of operations.

    A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable rates is not allowed to be more restrictive than the federal or local regulation.

Litigation

    In connection with the Company's acquisition of Mercom, former Mercom shareholders holding 731,894 Mercom common shares (approximately 15.3% of all outstanding Mercom common shares) gave notice of their election to exercise appraisal rights as provided by Delaware law. On July 2, 1999, former Mercom shareholders holding 535,501 shares of Mercom common stock filed a petition for appraisal of stock in the Delaware Chancery Court. With respect to 209,893 of the total number of shares for which the Company received notice, the notice provided to the Company was received from beneficial holders of Mercom shares who were not holders of record. The Company believes that the notice with respect to these shares did not comply with Delaware law and is ineffective.

    The Company cannot predict at this time the effect of the elections to exercise appraisal rights on the Company since the Company does not know the extent to which these former Mercom shareholders will continue to pursue appraisal rights under Delaware law or choose to abandon these efforts and seek to accept the consideration payable in the Mercom merger. If these former Mercom shareholders continue to pursue their appraisal rights and if a Delaware court were to find that the fair value of the Mercom common shares, exclusive of any element of value arising from our acquisition of Mercom, exceeded $12.00 per share, the Company would have to pay the additional amount for each Mercom common share subject to the appraisal proceedings together with a fair rate of interest. The Company could be ordered by the Delaware court also to pay reasonable attorneys' fees and the fees and expenses of experts for the shareholders. In addition, the Company would have to pay their own litigation costs. The Company has already provided for the consideration of $12.00 per Mercom common share due under the terms of the merger with Mercom with respect to these shares but has not provided for any additional amounts or costs. The Company can provide no assurance as to what a Delaware court would find in any appraisal proceeding or when this matter will be resolved. Accordingly, the Company cannot assure you that the ultimate outcome would have no material adverse impact on the consolidated financial condition or results of operations of the Company.

    The Company is party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits and claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

14. EMPLOYEE BENEFIT PLAN:

    Avalon Michigan and Bresnan had qualified savings plans under Section 401(k) of the Internal Revenue Code (the "Plan"). In connection with the Charter Acquisition and the Bresnan Acquisition, the Plans' assets were frozen as of the dates of acquisitions, and employees became fully vested. The Company's employees with two months of service are eligible to participate in the Charter Communications, Inc. 401(k) Plan (the "Charter Plan"). Employees that qualify for participation in the Charter Plan can contribute up to 15% of their salary, on a before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matches 50% of the first 5% of participant contributions. The Company made contributions to the 401(k) Plan totaling $0.7 million for the year ended December 31, 2000.

    Eligible employees of the Company participate in the Charter Communications Holding Company Option Plan. The option plan provides for grants of options to employees, officers and directors of the Company. Options are granted with an exercise price equal the estimated fair value of the underlying membership units and vest over five years from the grant date, commencing 15 months after the date of the grant. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period, but not later than ten years from the date of grant. The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for the option plans. Accordingly, no compensation expense was recorded for the year ended December 31, 2000, for the period from November 15, 1999, through December 31, 1999 and for the period from January 1, 1999 through November 14, 1999.

15. RECENTLY ISSUED ACCOUNTING STANDARDS:

    SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Adoption of these new accounting standards will not impact the consolidated financial statements of the Company.

                          INDEPENDENT AUDITORS' REPORT

The Common Member and Manager
Bresnan Communications Group LLC:

     We have audited the accompanying consolidated balance sheets of Bresnan Communications Group LLC and its subsidiaries as of December 31, 1999 and February 14, 2000, and the related consolidated statements of operations and members' equity (deficit) and cash flows for the year ended December 31, 1999 and for the period ended February 14, 2000. These consolidated financial statements are the responsibility of the Bresnan Communications Group LLC's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bresnan Communications Group LLC, as of December 31, 1999 and February 14, 2000, and the results of their operations and their cash flows for the year ended December 31, 1999 and the period ended February 14, 2000, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Denver, Colorado
April 20, 2000

                        BRESNAN COMMUNICATIONS GROUP LLC

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    FEBRUARY 14,
                                                                  1999            2000
                                                              ------------    ------------
                                                                 (AMOUNTS IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................   $   5,995       $       --
Restricted cash (note 3)....................................         290              301
Trade and other receivables, net............................       9,006            9,062
Property and equipment, at cost:
  Land and buildings........................................       6,879            7,271
  Distribution systems......................................     534,812          546,939
  Support equipment.........................................      62,283           60,747
                                                               ---------       ----------
                                                                 603,974          614,957
  Less accumulated depreciation.............................     228,868          233,810
                                                               ---------       ----------
                                                                 375,106          381,147
Franchise costs, net........................................     328,068          354,887
Other assets, net of amortization...........................      19,038           18,746
                                                               ---------       ----------
          Total assets......................................   $ 737,503       $  764,143
                                                               =========       ==========
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Bank overdraft..............................................   $      --       $    1,542
Accounts payable............................................      18,900           20,776
Accrued expenses............................................      35,613            8,240
Accrued interest............................................      11,748            1,459
Debt (note 4)...............................................     895,607          963,292
Other liabilities...........................................      10,020           10,604
                                                               ---------       ----------
          Total Liabilities.................................     971,888        1,005,913
Members' deficit............................................    (234,385)        (241,770)
                                                               ---------       ----------
Commitments and contingencies
          Total liabilities and members' deficit............   $ 737,503       $  764,143
                                                               =========       ==========

          See accompanying notes to consolidated financial statements.

                        BRESNAN COMMUNICATIONS GROUP LLC

      CONSOLIDATED STATEMENTS OF OPERATIONS AND MEMBERS' EQUITY (DEFICIT)

                                                                              PERIOD FROM
                                                                               JANUARY 1,
                                                               YEAR ENDED       2000 TO
                                                              DECEMBER 31,    FEBRUARY 14,
                                                                  1999            2000
                                                              ------------    ------------
                                                                 (AMOUNTS IN THOUSANDS)
REVENUE.....................................................   $ 283,574       $  37,102
Operating costs and expenses:
  Programming (note 6)......................................      72,355          10,178
  Operating.................................................      31,624           4,857
  Selling, general and administrative (note 6)..............      67,351          10,414
  Organizational and divestiture costs......................       5,281             865
  Depreciation and amortization.............................      59,752           8,095
                                                               ---------       ---------
                                                                 236,363          34,409
                                                               ---------       ---------
     Operating income.......................................      47,211           2,693

OTHER INCOME (EXPENSE):
  Interest expense:
     Related party (note 4).................................        (152)             --
     Other..................................................     (67,139)         (9,522)
  Gain (loss) on sale of cable television systems...........         556              --
  Other, net................................................        (900)           (106)
                                                               ---------       ---------
                                                                 (67,635)         (9,628)
                                                               ---------       ---------
Net earnings (loss).........................................     (20,424)         (6,935)

MEMBERS' EQUITY (DEFICIT):
  Beginning of period.......................................     381,748        (234,385)
  Capital contributions by members..........................     136,500              --
  Capital distributions to members..........................    (732,209)           (450)
                                                               ---------       ---------
  End of period.............................................   $(234,385)      $(241,770)
                                                               =========       =========

          See accompanying notes to consolidated financial statements.

                        BRESNAN COMMUNICATIONS GROUP LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              PERIOD FROM
                                                                               JANUARY 1,
                                                               YEAR ENDED       2000 TO
                                                              DECEMBER 31,    FEBRUARY 14,
                                                                  1999            2000
                                                              ------------    ------------
                                                                 (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $ (20,424)       $ (6,935)
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................      59,752           8,095
     Amortization of debt discount and deferred financing
      costs.................................................      18,683           2,345
     Gain on sale of cable television systems...............        (556)             --
     Other, net.............................................          --             689
     Changes in operating assets and liabilities, net of
      effects of acquisitions:
       Change in receivables................................         621             (56)
       Change in other assets...............................         429              37
       Change in accounts payable, accrued expenses, accrued
        interest and other liabilities......................      25,457         (34,227)
                                                               ---------        --------
          Net cash provided by (used in) operating
             activities.....................................      83,962         (30,052)
                                                               ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expended for property and equipment and for
     franchise costs........................................     (90,879)         (6,642)
  Cash paid in acquisitions.................................     (78,680)        (36,177)
  Cash received in disposals................................       4,956             200
  Change in restricted cash.................................      46,999             (11)
                                                               ---------        --------
          Net cash used in investing activities.............    (117,604)        (42,630)
                                                               ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in bank overdraft..................................          --           1,542
  Borrowings under note agreement...........................     597,530          67,000
  Proceeds from Senior Notes................................     170,000              --
  Proceeds from Senior Discount Notes.......................     175,021              --
  Repayments under note agreement...........................    (294,672)         (1,405)
  Deferred finance costs paid...............................     (19,169)             --
  Contributions by members..................................     136,500              --
  Distributions to members..................................    (732,209)           (450)
                                                               ---------        --------
          Net cash provided by financing activities.........      33,001          66,687
                                                               ---------        --------
          Net decrease in cash..............................        (641)         (5,995)
CASH AND CASH EQUIVALENTS:
  Beginning of period.......................................       6,636           5,995
                                                               ---------        --------
  End of period.............................................   $   5,995        $     --
                                                               =========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION --
  Cash paid during the period for interest..................   $  58,695        $ 17,603
                                                               =========        ========

          See accompanying notes to consolidated financial statements.

                        BRESNAN COMMUNICATIONS GROUP LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND FEBRUARY 14, 2000
                             (AMOUNTS IN THOUSANDS)

(1) BASIS OF PRESENTATION

     Bresnan Communications Group LLC and its subsidiaries ("BCG" or the "Company") are wholly owned by Bresnan Communications Company Limited Partnership, a Michigan limited partnership ("BCCLP"). BCG is a Delaware limited liability company formed on August 5, 1998 for the purpose of acting as co-issuer with its wholly-owned subsidiary, Bresnan Capital Corporation ("BCC"), of $170,000 aggregate principal amount at maturity of 8% Senior Notes and $275,000 aggregate principal amount at maturity of 9.25% Senior Discount Notes, both due in 2009 (collectively the "Notes"). Also, at this time, BTC borrowed approximately $508,000 of $650,000 available under a new credit facility (the "Senior Credit Facility"). (See Note 4, Debt.) Prior to the issuance of the Notes on February 2, 1999, BCCLP completed the terms of a contribution agreement dated June 3, 1998, as amended, whereby certain affiliates of AT&T Broadband and Internet Services, formerly Tele-Communications, Inc. ("TCI"), contributed certain cable television systems along with assumed TCI debt of approximately $708,854 to BCCLP which was repaid with the proceeds of the Notes and the Senior Credit Facility. In addition, Blackstone BC Capital Partners L.P. ("Blackstone") and affiliates contributed $136,500 to BCCLP. Upon completion of the Notes offering on February 2, 1999 BCCLP contributed all of its assets and liabilities to BCG, which formed a wholly owned subsidiary, Bresnan Telecommunications Company LLC ("BTC"), into which it contributed all of its assets and certain liabilities. The above noted contributed assets and liabilities were accounted for at predecessor cost because of the common ownership and control of TCI and have been reflected in the accompanying financial statements in a manner similar to a pooling of interests.

     The consolidated financial statements include the accounts of BCG and those of its wholly owned subsidiary, BTC, subsequent to the aforementioned formation transaction.

     The Company owns and operates cable television systems in small- and medium-sized communities in the midwestern United States.

     Prior to the transactions noted above, TCI and William J. Bresnan and certain entities which he controls (collectively, the "Bresnan Entities"), held 78.4% and 21.6% interests, respectively, in BCCLP. As of February 2, 1999, TCI, Blackstone and the Bresnan Entities held 50.00%, 39.79% and 10.21% interests, respectively. On February 14, 2000, these interests were sold to Charter Communications Holding Company, LLC. (See Note 8, Sale of the Company.)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Cash Equivalents

     Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

  (b) Trade and Other Receivables

     Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1999 and February 14, 2000 was not significant.

  (c) Property and Equipment

     Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including interest during construction and applicable

                        BRESNAN COMMUNICATIONS GROUP LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND FEBRUARY 14, 2000
                     (AMOUNTS IN THOUSANDS) -- (CONTINUED)

overhead, are capitalized. During the year ended December 31, 1999 and the period ended February 14, 2000, interest capitalized was $1,027 and $137, respectively.

     Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 15 years for distribution systems and 3 to 40 years for support equipment and buildings.

     Repairs and maintenance are charged to operations, and renewals and additions are capitalized. At the time of ordinary retirements, sales or other dispositions of property, the original cost and cost of removal of such property are charged to accumulated depreciation, and salvage, if any, is credited thereto. Gains or losses are only recognized in connection with the sales of properties in their entirety.

  (d) Franchise Costs

     Franchise costs represent the difference between the cost of acquiring cable television systems and amounts allocated to their tangible assets. Such amounts are generally amortized on a straight-line basis over 40 years. Costs incurred in negotiating and renewing franchise agreements are amortized on a straight-line basis over the life of the franchise, generally 10 to 20 years.

  (e) Impairment of Long-Lived Assets

     Management periodically reviews the carrying amounts of property and equipment and identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets. Accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

  (f) Financial Instruments

     The Company has entered into fixed interest rate exchange agreements ("Interest Rate Swaps") which are used to manage interest rate risk arising from its financial liabilities. Such Interest Rate Swaps are accounted for as a hedge; accordingly, amounts receivable or payable under the Interest Rate Swaps are recognized as adjustments to interest expense. These instruments are not used for trading purposes.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or
(3) foreign currency exposures of net investments in foreign operations. Although management has not completed its assessment of the impact of SFAS 133 on its combined results of operations and financial position, management estimates that the impact of SFAS 133 will not be material.

                        BRESNAN COMMUNICATIONS GROUP LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND FEBRUARY 14, 2000
                     (AMOUNTS IN THOUSANDS) -- (CONTINUED)

  (g) Income Taxes

     The majority of BCG's net assets were historically held in partnerships. In addition, BCG has been formed as a limited liability company, to be treated for tax purposes as a flow-through entity. Accordingly, no provision has been made for income tax expense or benefit in the accompanying combined financial statements as the earnings or losses of Bresnan Communications Group LLC will be reported in the respective tax returns of BCG's members. (See Note 5, Income Taxes).

  (h) Revenue Recognition

     Cable revenue for customer fees, equipment rental, advertising, pay-per-view programming and revenue sharing agreements is recognized in the period that services are delivered. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling and installation costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable distribution system.

  (i) Statement of Cash Flows

     Except for acquisition transactions described in Note 3, transactions effected through Members' equity (deficit) have been considered constructive cash receipts and payments for purposes of the statement of cash flows.

  (j) Advertising Costs

     All advertising costs are expensed as incurred.

  (k) Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  (l) Recent Accounting Pronouncements

     In December 1999 the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. The Company has not yet assessed the impact, if any, that SAB 101 might have on its financial position or results of operations.

(3) ACQUISITIONS AND SYSTEM DISPOSITIONS

     In 1999, BCG acquired three cable systems that were accounted for under the purchase method. The purchase prices were allocated to the assets acquired in relation to their fair values as increases to property and equipment of $24,098 and franchise costs of $54,582. In connection

                        BRESNAN COMMUNICATIONS GROUP LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND FEBRUARY 14, 2000
                     (AMOUNTS IN THOUSANDS) -- (CONTINUED)

with two of the acquisitions, the aforementioned third party intermediary disbursed $46,999 of cash to complete the reinvestment in certain identified assets for income tax purposes.

     Also, in 1999, BCG disposed of cable systems for gross proceeds of $4,956, which resulted in a gain of $556.

     In 2000, BCG purchased two cable systems for a total of $36,177. The purchase prices were allocated to the assets acquired in relation to their fair values as increase to property and equipment of $8,581 and franchise costs of $27,596.

     The results of operations of these cable television systems have been included in the accompanying combined statements of operations from their dates of acquisition or their disposition, as applicable. Pro forma information on the acquisitions and dispositions has not been presented because the effects were not significant.

(4) DEBT

     Debt is summarized for December 31, 1999 and February 14, 2000 as follows:

                                                                1999         2000
                                                              ---------    ---------
                                                              (AMOUNTS IN THOUSANDS)
Senior Credit Facility(a)...................................  $534,200     $599,900
Senior Notes Payable(b).....................................   170,000      170,000
Senior Discount Notes Payable(b)............................   190,132      192,222
Other debt..................................................     1,275        1,170
                                                              --------     --------
                                                              $895,607     $963,292
                                                              ========     ========

---------------

(a) The Senior Credit Facility represents borrowings under a $650,000 senior reducing revolving credit and term loan facility as documented in the loan agreement as of February 2, 1999. The Senior Credit Facility has a current available commitment of $650,000 of which $599,900 is outstanding at February 14, 2000. The Senior Credit Facility provides for three tranches, a revolving loan tranche for $150,000 (the "Revolving Loan"), a term loan tranche of $328,000 (the "A Term Loan" and together with the Revolving Loan, "Facility A") and a term loan tranche of $172,000 (the "Facility B").

    The commitments under the Senior Credit Facility will reduce commencing with the quarter ending March 31, 2002. Facility A permanently reduces in quarterly amounts ranging from 2.5% to 7.5% of the Facility A amount starting March 31, 2002 and matures approximately eight and one half years after February 2, 1999. Facility B is also to be repaid in quarterly installments of .25% of the Facility B amount beginning in March 2002 and matures approximately nine years after February 2, 1999, on which date all remaining amounts of Facility B will be due and payable. Additional reductions of the Senior Credit Facility will also be required upon certain asset sales, subject to the right of the Company and its subsidiaries to reinvest asset sale proceeds under certain circumstances. The interest rate options include a LIBOR option and a Prime Rate option plus applicable margin rates based on the Company's total leverage ratio, as defined. The rate applicable to balances outstanding at February 14, 2000 ranged from 7.28% to 8.50%. Covenants of the Senior Credit Facility require, among other conditions, the maintenance of specific levels of the ratio of cash flows to future debt and interest expense and certain limitations on additional

                        BRESNAN COMMUNICATIONS GROUP LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND FEBRUARY 14, 2000
                     (AMOUNTS IN THOUSANDS) -- (CONTINUED)

    investments, indebtedness, capital expenditures, asset sales and affiliate transactions. In addition, the Company is required to pay a commitment fee on the unused revolver portion of Facility A which will accrue at a rate ranging from .25% to .375% per annum, depending on the Company's total leverage ratio, as defined.

(b) On February 2, 1999, the Company issued $170,000 aggregate principal amount senior notes payable (the "Senior Notes"). In addition, on the same date, the Company issued $275,000 aggregate principal amount at maturity of senior discount notes, (the "Senior Discount Notes") for approximately $175,021 gross proceeds (collectively the "Notes").

    The Senior Notes are unsecured and will mature on February 1, 2009. The Senior Notes bear interest at 8% per annum payable semi-annually on February 1 and August 1 of each year, commencing August 1, 1999.

    The Senior Discount Notes are unsecured and will mature on February 1, 2009. The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and will accrete at a rate of approximately 9.25% per annum, compounded semi-annually, to an aggregate principal amount of $275,000 on February 1, 2004. Subsequent to February 1, 2004, the Senior Discount Notes will bear interest at a rate of 9.25% per annum payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2004.

    The Company may elect, upon not less than 60 days prior notice, to commence the accrual of interest on all outstanding Senior Discount Notes on or after February 1, 2002, in which case the outstanding principal amount at maturity of each Senior Discount Note will on such commencement date be reduced to the accreted value of such Senior Discount Note as of such date and interest shall be payable with respect to the Senior Discount Notes on each February and August 1 thereafter.

    The Company may not redeem the Notes prior to February 1, 2004 except that prior to February 1, 2002, the Company may redeem up to 35% of the Senior Notes and Senior Discount Notes at redemption prices equal to 108% and 109.25% of the applicable principal amount and accreted value, respectively, with proceeds of an equity offering. Subsequent to February 1, 2004, the Company may redeem the Notes at redemption prices declining annually from approximately 104% of the principal amount or accreted value.

    Bresnan Communications Group LLC and its wholly owned subsidiary Bresnan Capital Corporation are the sole obligors of the Senior Notes and Senior Discount Notes. Bresnan Communications Group LLC has no other assets or liabilities other than its investment in its wholly owned subsidiary Bresnan Telecommunications Company LLC. Bresnan Capital Corporation has no other assets or liabilities.

    Upon change of control of the Company, the holders of the notes have the right to require the Company to purchase the outstanding notes at a price equal to 101% of the principal amount or accreted value plus accrued and unpaid interest. (See Note 8 "Sale of the Company"). Subsequent to the period end, the Senior Notes and Senior Discount Notes were repaid by the Company at a price equal to 101% of the principal amount or accreted value plus accrued and unpaid interest.

    The Company entered into interest rate swap agreements to effectively fix or set maximum interest rates on a portion of its floating rate long-term debt. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements.

                        BRESNAN COMMUNICATIONS GROUP LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND FEBRUARY 14, 2000
                     (AMOUNTS IN THOUSANDS) -- (CONTINUED)

    At February 14, 2000, such interest rate swap agreements effectively fixed or set a maximum LIBOR base interest rates between 8.0% and 8.02% on an aggregate notional principal amount of $50,000, which rates would become effective upon the occurrence of certain events. The effect of the interest rate swap on interest expense for the period ended February 14, 2000 was not significant. The expiration dates of the interest rate swaps ranges from April 1, 2000 to April 3, 2000. The difference between the fair market value and book value of long-term debt and the interest rate swaps at December 31, 1999 and February 14, 2000 is not significant.

(5) INCOME TAXES

     Taxable earnings differ from those reported in the accompanying consolidated statements of operations due primarily to differences in depreciation and amortization methods and estimated useful lives under regulations prescribed by the Internal Revenue Service. At February 14, 2000, the financial statement carrying amount of the Company's assets exceeded its tax basis by approximately $396 million.

(6) TRANSACTIONS WITH RELATED PARTIES

     BCG and its predecessor purchased, at TCI's cost, substantially all of its pay television and other programming from affiliates of TCI. Charges for such programming were $62,502 and $8,535 for the year ended December 31, 1999 and the period ended February 14, 2000, respectively, and are included in programming expenses in the accompanying consolidated financial statements.

     Prior to February 2, 1999, certain affiliates of the partners of BCCLP provided administrative services to BCG and assumed managerial responsibility of BCG's cable television system operations and construction. As compensation for these services, BCG paid a monthly fee calculated pursuant to certain agreed upon formulas. Subsequent to the TCI Transaction on February 2, 1999, certain affiliates of a partner of BCCLP provide administrative services and have assumed managerial responsibilities of BCG. As compensation for these services BCG pays a quarterly fee equal to approximately 3% of gross revenues. Such aggregate charges totaled $10,498 and $1,389 and have been included in selling, general and administrative expenses for year ended December 31, 1999 and the period ended February 14, 2000, respectively.

(7) COMMITMENTS AND CONTINGENCIES

     The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") imposed certain rate regulations on the cable television industry. Under the 1992 Cable Act, all cable systems are subject to rate regulation, unless they face "effective competition," as defined by the 1992 Cable Act and expanded in the Telecommunications Act of 1996 (the "1996 Act"), in their local franchise area.

     Although the Federal Communications Commission (the "FCC") has established regulations required by the 1992 Cable Act, local government units (commonly referred to as local franchising authorities) are primarily responsible for administering the regulation of a cable system's basic service tier ("BST"). The FCC itself directly administered rate regulation of any cable programming service tier ("CPST"). The FCC's authority to regulate CPST rates expired on March 31, 1999. The FCC has taken the position that it will still adjudicate CPST complaints filed after this sunset date (but no later than 180 days after the last CPST rate increase imposed

                        BRESNAN COMMUNICATIONS GROUP LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND FEBRUARY 14, 2000
                     (AMOUNTS IN THOUSANDS) -- (CONTINUED)

prior to March 31, 1999), and will strictly limit its review (and possible refund orders) to the time period predating the sunset date.

     Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price structure that allows for the recovery of inflation and certain associated costs, as well as providing some incentive for expanding channel carriage. Operators also have the opportunity to bypass this "benchmark" regulatory structure in favor of the traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable service offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product.

     The management of BCG believes that it has complied in all material respects with the provisions of the 1992 Cable Act and the 1996 Act, including its rate setting provisions. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of CPST rates would be retroactive to the date of complaint. Any refunds of the excess portion of BST or equipment rates would be retroactive to one year prior to the implementation of the rate reductions.

     Certain plaintiffs have filed or threatened separate class action complaints against certain of the systems of BCG, alleging that the systems' practice of assessing an administrative fee to the subscribers whose payments are delinquent constitutes an invalid liquidated damage provision and a breach of contract, and violates local consumer protection statutes. Plaintiffs seek recovery of all late fees paid to the subject systems as a class purporting to consist of all subscribers who were assessed such fees during the applicable limitation period, plus attorney fees and costs.

     BCG has additional contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is possible that BCG may incur losses upon conclusion of these matters and the matters referred to above, an estimate of any loss or range of loss cannot presently be made. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of these actions, the ultimate disposition should not have material adverse effect upon the combined financial condition of BCG.

     The Company entered into a letter of intent with a cable operator pursuant to which the Company acquires a small cable television system in Minnesota. The transaction would result in a net cost of approximately $13,000 and will be funded by cash flow from operations and additional borrowings.

     BCG leases business offices, has entered into pole attachment agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $3,547 and $405 during the year ended December 31, 1999 and the period ended February 14, 2000, respectively.

     Future minimum lease payments under noncancelable operating leases are estimated to approximate $2,240 per year for each of the next five years.

     It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on the same or similar properties.

                        BRESNAN COMMUNICATIONS GROUP LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND FEBRUARY 14, 2000
                     (AMOUNTS IN THOUSANDS) -- (CONTINUED)

(8) SALE OF THE COMPANY

     In June 1999, the Partners of BCCLP entered into an agreement to sell all of their partnership interests in BCCLP to Charter Communications Holding Company, LLC for a purchase price of approximately $3.1 billion in cash and equity instruments of Charter and its subsidiaries (including the Company) which will be reduced by the assumption of BCCLP's debt at closing. In conjunction with the sale of the partnership interests, Charter assumed the Company's outstanding indebtedness under the Senior Credit Facility (See Note 4, Debt.) The accompanying financial statements do not reflect the effect of the adjustments, if any, resulting from the sale of the partnership's interests on February 14, 2000.

                          INDEPENDENT AUDITORS' REPORT

The Common Member and Manager
BRESNAN COMMUNICATIONS GROUP LLC:

     We have audited the accompanying consolidated balance sheets of Bresnan Communications Group LLC and its subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations and members' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Bresnan Communications Group LLC's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bresnan Communications Group LLC, as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Denver, Colorado
January 28, 2000, except as to Note 8,
which is as of February 14, 2000

                        BRESNAN COMMUNICATIONS GROUP LLC

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999

                                                                  1998         1999
                                                                ---------    ---------
                                                                (AMOUNTS IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................    $  6,636     $  5,995
Restricted cash (note 3)....................................      47,199          290
Trade and other receivables, net............................       8,874        9,006
Property and equipment, at cost:
  Land and buildings........................................       4,123        6,879
  Distribution systems......................................     443,114      534,812
  Support equipment.........................................      50,178       62,283
                                                                --------     --------
                                                                 497,415      603,974
  Less accumulated depreciation.............................     190,752      228,868
                                                                --------     --------
                                                                 306,663      375,106
Franchise costs, net........................................     291,103      328,068
Other assets, net of amortization...........................       3,961       19,038
                                                                --------     --------
     Total assets...........................................    $664,436     $737,503
                                                                ========     ========
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Accounts payable............................................    $  3,193     $ 18,900
Accrued expenses............................................      13,395       35,613
Accrued interest............................................      21,835       11,748
Debt........................................................     232,617      895,607
Other liabilities...........................................      11,648       10,020
                                                                --------     --------
     Total Liabilities......................................     282,688      971,888
Members' equity (deficit)...................................     381,748     (234,385)
                                                                --------     --------
Commitments and contingencies
     Total liabilities and members' equity (deficit)........    $664,436     $737,503
                                                                ========     ========

See accompanying notes to consolidated financial statements.

                        BRESNAN COMMUNICATIONS GROUP LLC

      CONSOLIDATED STATEMENTS OF OPERATIONS AND MEMBERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                          1997        1998         1999
                                                        --------    ---------    ---------
                                                              (AMOUNTS IN THOUSANDS)
REVENUE.............................................    $247,108    $ 261,964    $ 283,574
Operating costs and expenses:
  Programming (note 6)..............................      53,857       63,686       72,355
  Operating.........................................      31,906       28,496       31,624
  Selling, general and administrative (note 6)......      50,572       56,634       67,351
  Organizational and divestiture costs..............          --        1,934        5,281
  Depreciation and amortization.....................      53,249       54,308       59,752
                                                        --------    ---------    ---------
                                                         189,584      205,058      236,363
                                                        --------    ---------    ---------
       Operating income.............................      57,524       56,906       47,211
OTHER INCOME (EXPENSE):
  Interest expense:
     Related party (note 4).........................      (1,892)      (1,872)        (152)
     Other..........................................     (16,823)     (16,424)     (67,139)
  Gain on sale of cable television systems..........          --       27,027          556
  Other, net........................................        (978)        (273)        (900)
                                                        --------    ---------    ---------
                                                         (19,693)       8,458      (67,635)
                                                        --------    ---------    ---------
       Net earnings (loss)..........................      37,831       65,364      (20,424)
MEMBERS' EQUITY (DEFICIT):
  Beginning of year.................................     347,188      359,098      381,748
  Operating expense allocations and charges (notes 4
     and 6).........................................      60,389       71,648           --
  Net assets of acquired system (note 3)............      33,635           --           --
  Capital contributions by members..................          --           --      136,500
  Capital distributions to members..................          --           --     (732,209)
  Cash transfers, net...............................    (119,945)    (114,362)          --
                                                        --------    ---------    ---------
  End of year.......................................    $359,098    $ 381,748    $(234,385)
                                                        ========    =========    =========

See accompanying notes to consolidated financial statements.

                        BRESNAN COMMUNICATIONS GROUP LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                              1997          1998          1999
                                                            --------      --------      ---------
                                                                   (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)...................................    $ 37,831      $ 65,364      $ (20,424)
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization......................      53,249        54,308         59,752
     Amortization of debt discount and deferred
       financing costs..................................       1,629           534         18,683
     Gain on sale of cable television systems...........          --       (27,027)          (556)
     Other noncash charges..............................       2,141           452             --
     Changes in operating assets and liabilities, net of
       effects of acquisitions:
       Change in receivables............................      (3,413)        2,826            621
       Change in other assets...........................         164            --            429
       Change in accounts payable, accrued expenses,
          accrued interest and other liabilities........       2,305         6,141         25,457
       Other, net.......................................      (1,358)         (237)            --
                                                            --------      --------      ---------
          Net cash provided by operating Activities.....      92,548       102,361         83,962
                                                            --------      --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expended for property and equipment and for
     franchise costs....................................     (35,282)      (58,728)       (90,879)
  Cash paid in acquisitions.............................          --       (30,298)       (78,680)
  Cash received in disposals............................       1,179        58,949          4,956
Change in restricted cash...............................          --       (47,199)        46,999
                                                            --------      --------      ---------
          Net cash used in investing activities.........     (34,103)      (77,276)      (117,604)
                                                            --------      --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under note agreement.......................      31,300        49,400        597,530
  Proceeds from Senior Notes............................          --            --        170,000
  Proceeds from Senior Discount Notes...................          --            --        175,021
  Repayments under note agreement.......................     (24,364)      (30,953)      (294,672)
  Deferred finance costs paid...........................      (2,121)       (1,139)       (19,169)
  Contributions by members..............................          --            --        136,500
  Distributions to members..............................     (59,556)      (42,714)      (732,209)
                                                            --------      --------      ---------
          Net cash provided by (used in) financing
            activities..................................     (54,741)      (25,406)        33,001
                                                            --------      --------      ---------
          Net increase (decrease) in cash...............       3,704          (321)          (641)
CASH AND CASH EQUIVALENTS:
  Beginning of year.....................................       3,253         6,957          6,636
                                                            --------      --------      ---------
  End of year...........................................    $  6,957      $  6,636      $   5,995
                                                            ========      ========      =========
Supplemental disclosure of cash flow information --
  Cash paid during the year for interest................    $ 16,971      $ 16,792      $  58,695
                                                            ========      ========      =========

See accompanying notes to consolidated financial statements.

                        BRESNAN COMMUNICATIONS GROUP LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999

                             (AMOUNTS IN THOUSANDS)

(1) BASIS OF PRESENTATION

     Bresnan Communications Group LLC and its subsidiaries ("BCG" or the "Company") are wholly owned by Bresnan Communications Company Limited Partnership, a Michigan limited partnership ("BCCLP"). BCG is a Delaware limited liability corporation formed on August 5, 1998 for the purpose of acting as co-issuer with its wholly-owned subsidiary, Bresnan Capital Corporation ("BCC"), of $170,000 aggregate principal amount at maturity of 8% Senior Notes and $275,000 aggregate principal amount at maturity of 9.25% Senior Discount Notes, both due in 2009 (collectively the "Notes"). Also, at this time, BTC borrowed approximately $508,000 of $650,000 available under a new credit facility (the "Senior Credit Facility"). (See Note 4, Debt.) Prior to the issuance of the Notes on February 2, 1999, BCCLP completed the terms of a contribution agreement dated June 3, 1998, as amended, whereby certain affiliates of AT&T Broadband and Internet Services, formerly Tele-Communications, Inc. ("TCI"), contributed certain cable television systems along with assumed TCI debt of approximately $708,854 to BCCLP which was repaid with the proceeds of the Notes and the Senior Credit Facility. In addition, Blackstone BC Capital Partners L.P. ("Blackstone") and affiliates contributed $136,500 to BCCLP. Upon completion of the Notes offering on February 2, 1999 BCCLP contributed all of its assets and liabilities to BCG, which formed a wholly owned subsidiary, Bresnan Telecommunications Company LLC ("BTC"), into which it contributed all of its assets and certain liabilities. The above noted contributed assets and liabilities were accounted for at predecessor cost because of the common ownership and control of TCI and have been reflected in the accompanying financial statements in a manner similar to a pooling of interests.

     The consolidated financial statements include the accounts of BCG and those of its wholly owned subsidiary, BTC, subsequent to the aforementioned formation transaction.

     The Company owns and operates cable television systems in small- and medium-sized communities in the midwestern United States.

     Prior to the transactions noted above, TCI and William J. Bresnan and certain entities which he controls (collectively, the "Bresnan Entities"), held 78.4% and 21.6% interests, respectively, in BCCLP. As of February 2, 1999, TCI, Blackstone and the Bresnan Entities held 50.00%, 39.79% and 10.21% interests, respectively. Subsequent to December 31, 1999, these interests were sold to Charter Communications Holding Company, LLC. (See Note 8, Sale of the Company.)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) CASH EQUIVALENTS

     Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

     (B) TRADE AND OTHER RECEIVABLES

     Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1998 and 1999 was not significant.

                        BRESNAN COMMUNICATIONS GROUP LLC

     (C) PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including interest during construction and applicable overhead, are capitalized. During 1997, 1998 and 1999, interest capitalized was $324,000, $47,000 and $1,027,000 respectively.

     Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 15 years for distribution systems and 3 to 40 years for support equipment and buildings.

     Repairs and maintenance are charged to operations, and renewals and additions are capitalized. At the time of ordinary retirements, sales or other dispositions of property, the original cost and cost of removal of such property are charged to accumulated depreciation, and salvage, if any, is credited thereto. Gains or losses are only recognized in connection with the sales of properties in their entirety.

     (D) FRANCHISE COSTS

     Franchise costs represent the difference between the cost of acquiring cable television systems and amounts allocated to their tangible assets. Such amounts are generally amortized on a straight-line basis over 40 years. Costs incurred in negotiating and renewing franchise agreements are amortized on a straight-line basis over the life of the franchise, generally 10 to 20 years.

     (E) IMPAIRMENT OF LONG-LIVED ASSETS

     Management periodically reviews the carrying amounts of property and equipment and identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets. Accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

     (F) FINANCIAL INSTRUMENTS

     The Company has entered into fixed interest rate exchange agreements ("Interest Rate Swaps") which are used to manage interest rate risk arising from its financial liabilities. Such Interest Rate Swaps are accounted for as a hedge; accordingly, amounts receivable or payable under the Interest Rate Swaps are recognized as adjustments to interest expense. These instruments are not used for trading purposes.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or
(3) foreign currency exposures of net investments in foreign operations.

                        BRESNAN COMMUNICATIONS GROUP LLC

Although management has not completed its assessment of the impact of SFAS 133 on its combined results of operations and financial position, management estimates that the impact of SFAS 133 will not be material.

     (G) INCOME TAXES

     The majority of BCG's net assets were historically held in partnerships. In addition, BCG has been formed as a limited liability company, to be treated for tax purposes as a flow-through entity. Accordingly, no provision has been made for income tax expense or benefit in the accompanying combined financial statements as the earnings or losses of Bresnan Communications Group LLC will be reported in the respective tax returns of BCG's members. (See Note 5, Income Taxes).

     (H) REVENUE RECOGNITION

     Cable revenue for customer fees, equipment rental, advertising, pay-per-view programming and revenue sharing agreements is recognized in the period that services are delivered. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling and installation costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable distribution system.

     (I) STATEMENT OF CASH FLOWS

     Except for acquisition transactions described in Note 3, transactions effected through Members' equity (deficit) have been considered constructive cash receipts and payments for purposes of the statement of cash flows.

     (J) ADVERTISING COSTS

     All advertising costs are expensed as incurred.

     (K) RECLASSIFICATIONS

     Certain of the prior year comparative figures have been reclassified to conform to the presentation adopted in the current year.

     (L) ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(3) ACQUISITIONS AND SYSTEM DISPOSITIONS

     In 1998, the Company acquired two cable systems which were accounted for under the purchase method. The purchase prices were allocated to the assets acquired in relation to their fair values as increases in property and equipment of $7,099 and franchise costs of $21,651.

     During 1998, the Company also disposed of two cable systems for gross proceeds of $58,949, which resulted in gain on sale of cable television systems of $27,027. In connection with

                        BRESNAN COMMUNICATIONS GROUP LLC
one of the dispositions, a third party intermediary received $47,199 of cash that was designated to be reinvested in certain identified assets for income tax purposes and accordingly recognized as restricted cash on the Company's Consolidated Balance Sheet at December 31, 1998 and 1999.

     In 1999, BCG acquired three cable systems that were accounted for under the purchase method. The purchase prices were allocated to the assets acquired in relation to their fair values as increases to property and equipment of $24,098 and franchise costs of $54,582. In connection with two of the acquisitions, the aforementioned third party intermediary disbursed $46,999 of cash to complete the reinvestment in certain identified assets for income tax purposes.

     Finally, in 1999, BCG disposed of cable systems for gross proceeds of $4,956, which resulted in a gain of $556.

     The results of operations of these cable television systems have been included in the accompanying combined statements of operations from their dates of acquisition or their disposition, as applicable. Pro forma information on the acquisitions and dispositions has not been presented because the effects were not significant.

(4) DEBT

     Debt is summarized as follows:

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1998         1999
                                                                ---------    ---------
                                                                (AMOUNTS IN THOUSANDS)
Senior Credit Facility(a)...................................    $     --     $534,200
Senior Notes Payable(b).....................................          --      170,000
Senior Discount Notes Payable(b)............................          --      190,132
Notes payable to banks(c)...................................     209,000           --
Note payable to partner(d)..................................      22,100           --
Other debt..................................................       1,517        1,275
                                                                --------     --------
                                                                $232,617     $895,607
                                                                ========     ========

---------------
(a) The Senior Credit Facility represents borrowings under a $650,000 senior reducing revolving credit and term loan facility as documented in the loan agreement as of February 2, 1999. The Senior Credit Facility has a current available commitment of $650,000 of which $534,200 is outstanding at December 31, 1999. The Senior Credit Facility provides for three tranches, a revolving loan tranche for $150,000 (the "Revolving Loan"), a term loan tranche of $328,000 (the "A Term Loan" and together with the Revolving Loan, "Facility A") and a term loan tranche of $172,000 (the "Facility B").

    The commitments under the Senior Credit Facility will reduce commencing with the quarter ending March 31, 2002. Facility A permanently reduces in quarterly amounts ranging from 2.5% to 7.5% of the Facility A amount starting March 31, 2002 and matures approximately eight and one half years after February 2, 1999. Facility B is also to be repaid in quarterly installments of .25% of the Facility B amount beginning in March 2002 and matures approximately nine years after February 2, 1999, on which date all remaining amounts of Facility B will be due and payable. Additional reductions of the Senior Credit Facility will also be required upon certain asset sales, subject to the right of the Company and its subsidiaries to reinvest asset sale proceeds under certain circumstances. The interest rate options

                        BRESNAN COMMUNICATIONS GROUP LLC
    include a LIBOR option and a Prime Rate option plus applicable margin rates based on the Company's total leverage ratio, as defined. The rate applicable to balances outstanding at December 31, 1999 ranged from 7.57% to 9.00%. Covenants of the Senior Credit Facility require, among other conditions, the maintenance of specific levels of the ratio of cash flows to future debt and interest expense and certain limitations on additional investments, indebtedness, capital expenditures, asset sales and affiliate transactions. In addition, the Company is required to pay a commitment fee on the unused revolver portion of Facility A which will accrue at a rate ranging from .25% to .375% per annum, depending on the Company's total leverage ratio, as defined.

(b) On February 2, 1999, the Company issued $170,000 aggregate principal amount senior notes payable (the "Senior Notes"). In addition, on the same date, the Company issued $275,000 aggregate principal amount at maturity of senior discount notes, (the "Senior Discount Notes") for approximately $175,021 gross proceeds (collectively the "Notes").

    The Senior Notes are unsecured and will mature on February 1, 2009. The Senior Notes bear interest at 8% per annum payable semi-annually on February 1 and August 1 of each year, commencing August 1, 1999.

    The Senior Discount Notes are unsecured and will mature on February 1, 2009. The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and will accrete at a rate of approximately 9.25% per annum, compounded semi-annually, to an aggregate principal amount of $275,000 on February 1, 2004. Subsequent to February 1, 2004, the Senior Discount Notes will bear interest at a rate of 9.25% per annum payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2004.

    The Company may elect, upon not less than 60 days prior notice, to commence the accrual of interest on all outstanding Senior Discount Notes on or after February 1, 2002, in which case the outstanding principal amount at maturity of each Senior Discount Note will on such commencement date be reduced to the accreted value of such Senior Discount Note as of such date and interest shall be payable with respect to the Senior Discount Notes on each February and August 1 thereafter.

    The Company may not redeem the Notes prior to February 1, 2004 except that prior to February 1, 2002, the Company may redeem up to 35% of the Senior Notes and Senior Discount Notes at redemption prices equal to 108% and 109.25% of the applicable principal amount and accreted value, respectively, with proceeds of an equity offering. Subsequent to February 1, 2004, the Company may redeem the Notes at redemption prices declining annually from approximately 104% of the principal amount or accreted value.

    Bresnan Communications Group LLC and its wholly owned subsidiary Bresnan Capital Corporation are the sole obligors of the Senior Notes and Senior Discount Notes. Bresnan Communications Group LLC has no other assets or liabilities other than its investment in its wholly owned subsidiary Bresnan Telecommunications Company LLC. Bresnan Capital Corporation has no other assets or liabilities.

    Upon change of control of the Company, the holders of the notes have the right to require the Company to purchase the outstanding notes at a price equal to 101% of the principal amount or accreted value plus accrued and unpaid interest. (See Note 8 "Sale of the Company").

                        BRESNAN COMMUNICATIONS GROUP LLC

(c) The notes payable to banks represented borrowings under a $250,000 senior unsecured reducing revolving credit and term loan facility (the "Bank Facility") as documented in the loan agreement as amended and restated as of August 5, 1998. The Bank Facility called for a current available commitment of $250,000 of which $209,000 was outstanding at December 31, 1998. The rates applicable to balances outstanding at December 31, 1998 ranged from 6.815% to 8.000%. The Bank Facility was repaid on February 2, 1999. (See
    Note 1, Basis of Presentation.)

(d) The note payable to a partner was comprised of a $25,000 subordinated note of which $22,100 was outstanding at December 31, 1998. The note, dated May 12, 1988, was junior and subordinate to the Bank Facility. Interest was provided for at the prime rate (as defined) and was payable quarterly, to the extent allowed under the bank subordination agreement, or at the maturity date of the note, which was the earlier of April 30, 2001 or the first business day following the full repayment of the entire amount due under the notes payable to banks. The interest rate at December 31, 1998 was 7.75%. This note was repaid on February 2, 1999. (See Note 1, Basis of Presentation.)

     The Company entered into interest rate swap agreements to effectively fix or set maximum interest rates on a portion of its floating rate long-term debt. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements.

     At December 31, 1999, such interest rate swap agreements effectively fixed or set a maximum LIBOR base interest rates between 8.0% and 8.02% on an aggregate notional principal amount of $50,000, which rates would become effective upon the occurrence of certain events. The effect of the interest rate swap on interest expense for the twelve months ended December 31, 1999 was not significant. The expiration dates of the interest rate swaps ranges from April 1, 2000 to April 3, 2000. The difference between the fair market value and book value of long-term debt and the interest rate swaps at December 31, 1998 and 1999 is not significant.

(5) INCOME TAXES

     Taxable earnings differ from those reported in the accompanying consolidated statements of operations due primarily to differences in depreciation and amortization methods and estimated useful lives under regulations prescribed by the Internal Revenue Service. At December 31, 1999, the financial statement carrying amount of the Company's assets exceeded its tax basis by approximately $431 million.

(6) TRANSACTIONS WITH RELATED PARTIES

     BCG and its predecessor purchased, at TCI's cost, substantially all of its pay television and other programming from affiliates of TCI. Charges for such programming were $48,588, $58,562 and $62,502 for the years ended December 31, 1997, 1998 and 1999, respectively, and are included in programming expenses in the accompanying consolidated financial statements.

     Prior to February 2, 1999, certain affiliates of the partners of BCCLP provided administrative services to BCG and assumed managerial responsibility of BCG's cable television system operations and construction. As compensation for these services, BCG paid a monthly fee calculated pursuant to certain agreed upon formulas. Subsequent to the TCI Transaction on February 2, 1999, certain affiliates of a partner of BCCLP provide administrative services and have assumed managerial responsibilities of BCG. As compensation for these services BCG pays

                        BRESNAN COMMUNICATIONS GROUP LLC
a quarterly fee equal to approximately 3% of gross revenues. Such aggregate charges totaled $11,801, $13,086 and $10,498 and have been included in selling, general and administrative expenses for years ended December 31, 1997, 1998 and 1999, respectively.

(7) COMMITMENTS AND CONTINGENCIES

     The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") imposed certain rate regulations on the cable television industry. Under the 1992 Cable Act, all cable systems are subject to rate regulation, unless they face "effective competition," as defined by the 1992 Cable Act and expanded in the Telecommunications Act of 1996 (the "1996 Act"), in their local franchise area.

     Although the Federal Communications Commission (the "FCC") has established regulations required by the 1992 Cable Act, local government units (commonly referred to as local franchising authorities) are primarily responsible for administering the regulation of a cable system's basic service tier ("BST"). The FCC itself directly administered rate regulation of any cable programming service tier ("CPST"). The FCC's authority to regulate CPST rates expired on March 31, 1999. The FCC has taken the position that it will still adjudicate CPST complaints filed after this sunset date (but no later than 180 days after the last CPST rate increase imposed prior to March 31, 1999), and will strictly limit its review (and possible refund orders) to the time period predating the sunset date.

     Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price structure that allows for the recovery of inflation and certain associated costs, as well as providing some incentive for expanding channel carriage. Operators also have the opportunity to bypass this "benchmark" regulatory structure in favor of the traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable service offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product.

     The management of BCG believes that it has complied in all material respects with the provisions of the 1992 Cable Act and the 1996 Act, including its rate setting provisions. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of CPST rates would be retroactive to the date of complaint. Any refunds of the excess portion of BST or equipment rates would be retroactive to one year prior to the implementation of the rate reductions.

     Certain plaintiffs have filed or threatened separate class action complaints against certain of the systems of BCG, alleging that the systems' practice of assessing an administrative fee to the subscribers whose payments are delinquent constitutes an invalid liquidated damage provision and a breach of contract, and violates local consumer protection statutes. Plaintiffs seek recovery of all late fees paid to the subject systems as a class purporting to consist of all subscribers who were assessed such fees during the applicable limitation period, plus attorney fees and costs.

     BCG has additional contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is possible that BCG may incur losses upon conclusion of these matters and the matters referred to above, an estimate of any loss or range of loss cannot presently be made. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of these actions, the ultimate disposition should not have material adverse effect upon the combined financial condition of BCG.

                        BRESNAN COMMUNICATIONS GROUP LLC

     On January 12, 2000, the Company also purchased two cable systems from one operator. The system in Wisconsin was a stock purchase and the system in Minnesota was an asset purchase. The total purchase price of these transactions was approximately $36,232, funded by cash flow from operations and additional borrowings.

     The Company also entered into a letter of intent with a cable operator pursuant to which the Company acquires a small cable television system in Minnesota. The transaction would result in a net cost of approximately $13,000 and will be funded by cash flow from operations and additional borrowings.

     BCG leases business offices, has entered into pole attachment agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $3,221, $2,833 and $3,547 during the years ended December 31, 1997, 1998 and 1999, respectively.

     Future minimum lease payments under noncancelable operating leases are estimated to approximate $2,240 per year for each of the next five years.

     It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on the same or similar properties.

(8) SALE OF THE COMPANY

     In June 1999, the Partners of BCCLP entered into an agreement to sell all of their partnership interests in BCCLP to Charter Communications Holding Company, LLC for a purchase price of approximately $3.1 billion in cash and equity instruments of Charter and its subsidiaries (including the Company) which will be reduced by the assumption of BCCLP's debt at closing. In conjunction with the sale of the partnership interests, Charter assumed the Company's outstanding indebtedness under the Senior Credit Facility (See Note 4, Debt.) The accompanying financial statements do not reflect the effect of the adjustments, if any, resulting from the sale of the partnership's interests.

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

                                            /s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
March 30, 1999, except for Note 12,
as to which the date is May 13, 1999

                       AVALON CABLE LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1998          1997
                                                              ----------      ------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
Cash........................................................   $  9,288        $ --
Subscriber receivables, less allowance for doubtful accounts
  of $943...................................................      5,862          --
Accounts receivable-affiliate...............................        124          --
Deferred income taxes.......................................        479          --
Prepaid expenses and other current assets...................        580         504
                                                               --------        ----
Total current assets........................................     16,333         504
Property, plant and equipment, net..........................    111,421          --
Intangible assets, net......................................    462,117          --
Other assets................................................        227          --
                                                               --------        ----
Total assets................................................   $590,098        $504
                                                               ========        ====
LIABILITIES AND MEMBERS' INTEREST
CURRENT LIABILITIES:
Current portion of notes payable............................   $     20        $ --
Accounts payable and accrued expenses.......................     11,646          --
Accounts payable, net-affiliate.............................      2,023         500
Advance billings and customer deposits......................      3,171          --
                                                               --------        ----
Total current liabilities...................................     16,860         500
Note payable, net of current portion........................    402,949          --
Note payable-affiliate......................................      3,341          --
Deferred income taxes.......................................      1,841          --
                                                               --------        ----
Total liabilities...........................................    424,991         500
                                                               --------        ----
Minority interest...........................................     13,855          --
Commitments and contingencies (Note 10)
MEMBERS' INTEREST:
Members' capital............................................    166,630          --
Accumulated earnings (deficit)..............................    (15,378)          4
                                                               --------        ----
Total member's interest.....................................    151,252           4
                                                               --------        ----
Total liabilities and member's interest.....................   $590,098        $504
                                                               ========        ====

  The accompanying notes are an integral part of these consolidated financial statements.

                       AVALON CABLE LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                               FOR THE PERIOD FROM
                                                            FOR THE YEAR        SEPTEMBER 4, 1997
                                                                ENDED          (INCEPTION) THROUGH
                                                          DECEMBER 31, 1998     DECEMBER 31, 1997
                                                          -----------------    -------------------
                                                                   (DOLLARS IN THOUSANDS)
REVENUE:
Basic services..........................................      $ 14,976               $    --
Premium services........................................         1,468                    --
Other...................................................         1,743                    --
                                                              --------               -------
Total revenues..........................................        18,187                    --
Operating expenses:
Selling, general and administrative.....................         4,207                    --
Programming.............................................         4,564                    --
Technical and operations................................         1,951                    --
Depreciation and amortization...........................         8,183                    --
                                                              --------               -------
Loss from operations....................................          (718)                   --
Other income (expense):
Interest income.........................................           173                     4
Interest expense........................................        (8,223)                   --
Other expense, net......................................           (65)                   --
                                                              --------               -------
Income (loss) before income taxes.......................        (8,833)                    4
Provision for income taxes..............................          (186)                   --
                                                              --------               -------
Income (loss) before minority interest and extraordinary
  item..................................................        (9,019)                    4
Minority interest in consolidated entity................          (398)                   --
                                                              --------               -------
Income (loss) before the extraordinary loss on early
  extinguishment of debt................................        (9,417)                    4
Extraordinary loss on early extinguishment of debt......        (5,965)                   --
                                                              --------               -------
Net income (loss).......................................      $(15,382)              $     4
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

                       AVALON CABLE LLC AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' INTEREST
  FROM THE PERIOD FROM SEPTEMBER 4, 1997 (INCEPTION) THROUGH DECEMBER 31, 1998

                                        CLASS A              CLASS B-1        ACCUMULATED    TOTAL
                                  --------------------   ------------------    EARNINGS     MEMBERS'
                                    UNITS        $        UNITS       $        (DEFICIT)    INTEREST
                                  ---------   --------   -------   --------   -----------   --------
                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Net income for the period from
  September 4, 1997 through
  December 31, 1997.............       --     $    --         --   $     --    $      4     $      4
Issuance of Class A units.......   45,000      45,000         --         --          --       45,000
Issuance of Class B-1 units in
  consideration for Avalon Cable
  of New England LLC............       --          --     64,696      4,345          --        4,345
Contribution of assets and
  liabilities of Avalon Cable of
  Michigan Inc..................       --          --    510,994    117,285          --      117,285
Net loss for the year ended
  December 31, 1998.............       --          --         --         --     (15,382)     (15,382)
                                   ------     -------    -------   --------    --------     --------
Balance at December 31, 1998....   45,000     $45,000    575,690   $121,630    $(15,378)    $151,252
                                   ======     =======    =======   ========    ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       AVALON CABLE LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 FOR THE PERIOD
                                                                               SEPTEMBER 4, 1997
                                                            FOR THE YEAR          (INCEPTION)
                                                                ENDED               THROUGH
                                                          DECEMBER 31, 1998    DECEMBER 31, 1997
                                                          -----------------    ------------------
                                                                  (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................................      $ (15,382)              $ 4
Adjustments to reconcile net income to net cash provided
  by operating activities
Depreciation and amortization...........................          8,183                --
Deferred income taxes, net..............................          1,010                --
Extraordinary loss on extinguishment of debt............          5,965                --
Provision for loss on accounts receivable...............             75                --
Minority interest in consolidated entity................            398                --
Accretion of senior discount notes......................          1,083                --
Changes in operating assets and liabilities Increase in
  subscriber receivables................................         (1,679)               --
Increase in accounts receivable-affiliates..............           (124)               --
Increase in prepaid expenses and other current assets...            (76)               (4)
Increase in accounts payable and accrued expenses.......          4,863                --
Increase in accounts payable-affiliates.................          1,523                --
Increase in advance billings and customer deposits......          1,684                --
Change in Other, net....................................           (227)               --
                                                              ---------               ---
Net cash provided by operating activities...............          7,296                --
                                                              ---------               ---
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures....................................        (11,468)               --
Acquisitions, net of cash acquired......................       (554,402)               --
                                                              ---------               ---
Net cash used in investing activities...................       (565,870)               --
                                                              ---------               ---
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of credit facility...............        265,888                --
Principal payment on credit facility....................       (125,013)               --
Proceeds from issuance of senior subordinated debt......        150,000                --
Proceeds from issuance of note payable-affiliate........          3,341                --
Proceeds from issuance of senior discount notes.........        110,411                --
Proceeds from other notes payable.......................            600                --
Payments for debt issuance costs........................         (3,995)               --
Contribution by members.................................        166,630                --
                                                              ---------               ---
Net cash provided by financing activities...............        567,862                --
Increase in cash........................................          9,288                --
Cash, beginning of period...............................             --                --
                                                              ---------               ---
Cash, end of period.....................................      $   9,288               $--
                                                              =========               ===
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest................      $   3,480               $--
                                                              =========               ===

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

     On November 6, 1998, Avalon Cable of Michigan, Inc. completed its Merger. The total consideration payable in conjunction with the Merger, including fees and expenses is $431,629, including repayment of all existing Cable Michigan indebtedness and accrued interest of $135,205. Subsequent to the Merger, the arrangements with RCN and CTE for certain support

                       AVALON CABLE LLC AND SUBSIDIARIES
services were terminated. The Agreement also permitted Avalon Cable of Michigan, Inc. to agree to acquire the remaining shares of Mercom that it did not own.

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

                       AVALON CABLE LLC AND SUBSIDIARIES

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

                       AVALON CABLE LLC AND SUBSIDIARIES

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

  Income taxes

     The Company is not subject to federal and state income taxes since the income or loss of the Company is included in the tax returns of Avalon Cable of Michigan, Inc. and the Company's

                       AVALON CABLE LLC AND SUBSIDIARIES
minority partners. However, Mercom, its majority-owned subsidiary is subject to taxes that are accounted for using Statement of Financial Accounting Standards No. 109 -- "Accounting for Income Taxes". The statement requires the use of an asset and liability approach for financial reporting purposes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial reporting basis and tax basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

  Class A Units

     The Class A Units are participating preferred equity interests. A preferred return accrues annually (the Company's "Preferred Return") on the initial purchase price (the Company's "Capital Value") of each Class A Unit at a rate of 15, or 17% under certain circumstances, per annum. The Company cannot pay distributions in respect of other classes of securities including distributions made in connection with a liquidation until the Company's Capital Value and accrued Preferred Return in respect of each Class A Unit is paid to the holders thereof (such distributions being the Company's "Priority Distributions"). So long as any portion of the Company's Priority Distributions remains unpaid, the holders of a majority of the Class A Units are entitled to block certain actions by the Company including the payment of certain distributions, the issuance of senior or certain types of pari passu equity securities or the entering into or amending of certain related-party agreements. In addition to the Company's Priority Distributions, each Class A Unit is also entitled to participate in common distributions, pro rata according to the percentage such unit represents of the aggregate number of the Company's units then outstanding.

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

                       AVALON CABLE LLC AND SUBSIDIARIES

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

                       AVALON CABLE LLC AND SUBSIDIARIES

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
                                                              -------
                                                              $11,646
                                                              =======

                       AVALON CABLE LLC AND SUBSIDIARIES

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

                       AVALON CABLE LLC AND SUBSIDIARIES

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

     The Senior Subordinated Notes will not be redeemable at the Co-Borrowers' option prior to December 1, 2003. Thereafter, the Senior Subordinated Notes will be subject to redemption at any time at the option of the Co-Borrowers, in whole or in part at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 1 of the years indicated below:

YEAR                                                       PERCENTAGE
----                                                       ----------
2003.....................................................   104.688%
2004.....................................................   103.125%
2005.....................................................   101.563%
2006 and thereafter......................................   100.000%

                       AVALON CABLE LLC AND SUBSIDIARIES

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

  The Senior Discount Notes

     On December 3, 1998, the Company, Avalon Michigan and Avalon Cable Holdings Finance, Inc. (the "Holding Co-Borrowers") issued $196.0 million aggregate principal amount at maturity of 117/8% Senior Discount Notes ("Senior Discount Notes") due 2008.

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

     On or after December 1, 2003, the Senior Discount Notes will be subject to redemption at any time at the option of the Holding Co-borrowers, in whole or in part, at the redemption prices, which are expressed as percentages of principal amount, shown below plus accrued and unpaid

                       AVALON CABLE LLC AND SUBSIDIARIES
interest, if any, and liquidated damages, if any, thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 1 of the years indicated below:

YEAR                                                       PERCENTAGE
----                                                       ----------
2003...................................................     105.938%
2004...................................................     103.958%
2005...................................................     101.979%
2006 and thereafter....................................     100.000%

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

                       AVALON CABLE LLC AND SUBSIDIARIES

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
                                                              =======

                                                          TAX NET
                                                         OPERATING    EXPIRATION
YEAR                                                      LOSSES         DATE
----                                                     ---------    ----------
1998...................................................    $922          2018

     Temporary differences that give rise to significant portion of deferred tax assets and liabilities at December 31 are as follows:

                                                               1998
                                                              -------
NOL carryforwards...........................................  $   922
Reserves....................................................      459
Other, net..................................................       20
                                                              -------
Total deferred assets.......................................    1,401
                                                              -------
Property, plant and equipment...............................   (2,725)
Intangible assets...........................................      (38)
                                                              -------
Total deferred liabilities..................................   (2,763)
                                                              -------
Subtotal....................................................   (1,362)
                                                              -------
Valuation allowance.........................................       --
                                                              -------
Total deferred taxes........................................  $(1,362)
                                                              =======

                       AVALON CABLE LLC AND SUBSIDIARIES

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

                       AVALON CABLE LLC AND SUBSIDIARIES

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

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 FOR THE PERIOD
                                                            FOR THE YEAR        SEPTEMBER 4, 1997
                                                                ENDED          (INCEPTION) THROUGH
                                                          DECEMBER 31, 1998     DECEMBER 31, 1997
                                                          -----------------    -------------------
                                                                   (DOLLARS IN THOUSANDS)
REVENUE:
Basic services..........................................       $14,976               $    --
Premium services........................................         1,468                    --
Other...................................................         1,743                    --
                                                               -------               -------
                                                                18,187                    --
OPERATING EXPENSES:
Selling, general and administrative.....................         4,207                    --
Programming.............................................         4,564                    --
Technical and operations................................         1,951                    --
Depreciation and amortization...........................         8,183                    --
                                                               -------               -------
Loss from operations....................................          (718)                   --
Interest income.........................................           173                     4
Interest expense........................................        (8,223)                   --
Other expense, net......................................           (65)                   --
                                                               -------               -------
Income (loss) before income taxes.......................        (8,833)                    4
(Benefit) from income taxes.............................        (2,754)                   --
                                                               -------               -------
Income (loss) before minority interest and extraordinary
  item..................................................        (6,079)                    4
Minority interest in income of consolidated entity......         1,331                    (4)
                                                               -------               -------
Income (loss) before extraordinary item.................        (4,748)                   --
Extraordinary loss on extinguishment of debt (net of tax
  of $1,743)............................................        (4,170)                   --
                                                               -------               -------
Net income (loss).......................................       $(8,918)              $    --
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

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
  FOR THE PERIOD FROM SEPTEMBER 4, 1997 (INCEPTION) THROUGH DECEMBER 31, 1998

                                  COMMON                 ADDITIONAL                       TOTAL
                                  SHARES       COMMON     PAID-IN      ACCUMULATED    SHAREHOLDERS'
                                OUTSTANDING    STOCK      CAPITAL        DEFICIT         EQUITY
                                -----------    ------    ----------    -----------    -------------
                                               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Net income from date of
  inception through December
  31, 1997....................       --          $--      $    --        $    --         $    --
Balance, January 1, 1998......      100          --            --             --              --
Net loss......................       --          --            --         (8,918)         (8,918)
Contributions by parent.......       --          --        35,000             --          35,000
                                    ---          --       -------        -------         -------
Balance, December 31, 1998....      100          $--      $35,000        $(8,918)        $26,082
                                    ===          ==       =======        =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                FOR THE PERIOD FROM
                                                                                 SEPTEMBER 4, 1997
                                                          FOR THE YEAR ENDED    (INCEPTION) THROUGH
                                                          DECEMBER 31, 1998      DECEMBER 31, 1997
                                                          ------------------    -------------------
                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................................      $  (8,918)             $       4
Extraordinary loss on extinguishment of debt............          4,170                     --
Depreciation and amortization...........................          8,183                     --
Deferred income taxes, net..............................         82,370                     --
Provision for loss on accounts receivable...............             75                     --
Increase in minority interest...........................          1,331                     --
Accretion on senior discount notes......................          1,083                     --
Net change in certain assets and liabilities, net of
  business acquisitions Increase in accounts
  receivable............................................         (1,679)                    --
Increase in accounts receivable from related parties....           (124)                    --
Increase in prepayment and other current assets.........           (884)                    (4)
Increase in accounts payable and accrued expenses.......          4,863                     --
Increase in accounts payable to related parties.........          1,523                     --
Increase in deferred revenue............................          1,684                     --
Change in Other, net....................................          1,339                     --
                                                              ---------              ---------
Net cash provided by operating activities...............         92,338                     --
                                                              ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment..............        (11,468)                    --
Payment for acquisition.................................       (554,402)                    --
                                                              ---------              ---------
Net cash used in investing activities...................        565,870                     --
                                                              ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of the Credit Facility.......        265,888                     --
Principal payment on debt...............................       (125,013)                    --
Proceeds from the issuance of senior subordinated
  notes.................................................        150,000                     --
Payments made on bridge loan............................       (105,000)                    --
Proceeds from bridge loan...............................        105,000                     --
Proceeds from the senior discount notes.................        110,411                     --
Proceeds from sale to minority interest.................         46,588                     --
Proceeds from other notes payable.......................            600                     --
Proceeds from the issuance of note payable affiliate....          3,341                     --
Payments made for debt financing costs..................         (3,995)                    --
Proceeds from the issuance of common stock..............         35,000                     --
                                                              ---------              ---------
Net cash provided by financing activities...............        482,820                     --
                                                              ---------              ---------
Net increase in cash....................................          9,288                     --
Cash at beginning of the period.........................             --                     --
                                                              ---------              ---------
Cash at end of the period...............................      $   9,288              $      --
                                                              =========              =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for Interest..................      $   3,480              $      --
Income taxes............................................             --                     --

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

  Intangible assets

     Intangible assets represent the estimated fair value of cable franchises and goodwill resulting from acquisitions. Cable franchises are amortized over a period ranging from 13 to 15 years on a straight-line basis. Goodwill is the excess of the purchase price over the fair value of the net assets acquired, determined through an independent appraisal, and is amortized over 15 years using the straight-line method. Deferred financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the underlying debt utilizing the effective interest method.

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
                                                              =======

                                                          TAX NET
                                                         OPERATING    EXPIRATION
YEAR                                                      LOSSES         DATE
----                                                     ---------    ----------
1998...................................................   $10,360        2018

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

            AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1998

  Subordinated Debt

     In December 1998, Avalon Michigan became a co-issuer of a $150,000 principal balance, Senior Subordinated Notes ("Subordinated Notes") offering and Michigan Holdings became a co-issuer of a $196,000, gross proceeds, Senior Discount Notes (defined below) offering. In conjunction with these financings, Avalon Michigan paid $18,130 to Avalon Finance as a partial payment against Avalon Michigan's note payable-affiliate. Avalon Michigan paid $76 in interest on this note payable-affiliate during the period from inception (June 2, 1998) through December 31, 1998.

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

YEAR                                                       PERCENTAGE
----                                                       ----------
2003.....................................................   104.688%
2004.....................................................   103.125%
2005.....................................................   101.563%
2006 and thereafter......................................   100.000%

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

YEAR                                                       PERCENTAGE
----                                                       ----------
2003.....................................................   105.938%
2004.....................................................   103.958%
2005.....................................................   101.979%
2006 and thereafter......................................   100.000%

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

9. MINORITY INTEREST

     The activity in minority interest for the year ended December 31, 1998 is as follows:

                                                                 AVALON
                                                                  CABLE
                                                      MERCOM       LLC       TOTAL
                                                      -------    -------    -------
Issuance of Class A units by Avalon Cable LLC.......  $    --    $45,000    $45,000
Issuance of Class B-1 units by Avalon Cable LLC.....       --      4,345      4,345
Allocated to minority interest prior to
  restructuring.....................................       --        365        365
Purchase of Cable Michigan, Inc.....................   13,457         --     13,457
Income (loss) allocated to minority interest........      398     (1,729)    (1,331)
                                                      -------    -------    -------
Balance at December 31, 1998........................  $13,855    $47,981    $61,836
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

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   FOR THE YEARS ENDED            FOR THE
                                                       DECEMBER 31,             PERIOD FROM
                                                 ------------------------    JANUARY 1, 1998 TO
                                                    1996          1997        NOVEMBER 5, 1998
                                                 ----------    ----------    ------------------
                                                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE
                                                               AND SHARE AMOUNTS)
Revenues.......................................  $   76,187    $   81,299        $   74,521
Costs and expenses, excluding management fees
  and depreciation and amortization............      40,593        44,467            41,552
Management fees................................       3,498         3,715             3,156
Depreciation and amortization..................      31,427        32,082            28,098
Merger related expenses........................          --            --             5,764
                                                 ----------    ----------        ----------
Operating income...............................         669         1,035            (4,049)
Interest income................................         127           358               652
Interest expense...............................     (15,179)      (11,751)           (8,034)
Gain on sale of Florida cable system...........          --         2,571                --
Other (expense), net...........................        (736)         (738)             (937)
                                                 ----------    ----------        ----------
(Loss) before income taxes.....................     (15,119)       (8,525)          (12,368)
(Benefit) from income taxes....................      (5,712)       (4,114)           (1,909)
                                                 ----------    ----------        ----------
(Loss) before minority interest and equity in
  unconsolidated entities......................      (9,407)       (4,411)          (10,459)
Minority interest in loss (income) of
  consolidated entity..........................       1,151            53               (75)
                                                 ----------    ----------        ----------
Net (Loss).....................................  $   (8,256)   $   (4,358)       $  (10,534)
                                                 ==========    ==========        ==========
Basic and diluted earnings per average common
  share Net (loss) to shareholders.............  $    (1.20)   $     (.63)       $    (1.53)
Average common shares and common stock
  equivalents outstanding......................   6,864,799     6,870,528         6,891,932

     The accompanying notes are an integral part of these consolidated financial statements.

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

                                              FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997 AND
                                             THE PERIOD FROM JANUARY 1, 1998 TO NOVEMBER 5, 1998
                                 ----------------------------------------------------------------------------
                                   COMMON               ADDITIONAL              SHAREHOLDER'S       TOTAL
                                   SHARES      COMMON    PAID-IN                     NET        SHAREHOLDERS'
                                 OUTSTANDING   STOCK     CAPITAL     DEFICIT     INVESTMENT        DEFICIT
                                 -----------   ------   ----------   --------   -------------   -------------
                                                 (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
Balance, December 31, 1995.....       1,000    $   1       $ --      $     --     $(73,758)       $(73,757)
Net loss.......................          --       --         --            --       (8,256)         (8,256)
Transfers from CTE.............          --       --         --            --        2,272           2,272
                                  ---------    ------      ----      --------     --------        --------
Balance, December 31, 1996.....       1,000        1         --            --      (79,742)        (79,741)
Net loss from 1/1/97 through
  9/30/97......................          --       --         --            --       (3,251)         (3,251)
Net loss from 10/1/97 through
  12/31/97.....................          --       --         --        (1,107)          --          (1,107)
Transfers from RCN
  Corporation..................          --       --         --            --       30,225          30,225
Common stock issued in
  connection with the
  Distribution.................   6,870,165    6,870         --       (59,638)      52,768              --
                                  ---------    ------      ----      --------     --------        --------
Balance, December 31, 1997.....   6,871,165    6,871         --       (60,745)          --         (53,874)
Net loss from January 1, 1998
  to November 5, 1998..........          --       --         --       (10,534)          --         (10,534)
Exercise of stock options......      30,267       30        351            --           --             381
Tax benefits of stock option
  exercises....................          --       --        162            --           --             162
                                  ---------    ------      ----      --------     --------        --------
Balance, November 5, 1998......   6,901,432    $6,901      $513      $(71,279)    $     --        $(63,865)
                                  =========    ======      ====      ========     ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,       FOR THE PERIOD FROM
                                                              --------------------   JANUARY 1, 1998 TO
                                                                1996       1997       NOVEMBER 5, 1998
                                                              --------   ---------   -------------------
                                                                        (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)..................................................  $ (8,256)  $  (4,358)       $(10,534)
Gain on pension curtailment/settlement......................      (855)         --              --
Depreciation and amortization...............................    31,427      32,082          28,098
Deferred income taxes, net..................................       988      (4,359)         (3,360)
Provision for losses on accounts receivable.................       843         826             710
Gain on sale of Florida cable systems.......................        --      (2,571)             --
Increase (decrease) in minority interest....................    (1,151)        (53)             47
Other non-cash items........................................     2,274       1,914              --
Net change in certain assets and liabilities, net of
  business acquisitions
Accounts receivable and customer deposits...................    (1,226)       (617)         (2,054)
Accounts payable............................................     1,365       2,234           2,806
Accrued expenses............................................       125         580              52
Accrued taxes...............................................       (99)         61             868
Accounts receivable from related parties....................       567       1,549            (230)
Accounts payable to related parties.........................     1,314      (8,300)         (1,217)
Other, net..................................................       501        (644)           (158)
                                                              --------   ---------        --------
Net cash provided by operating activities...................    27,817      18,344          15,028
                                                              --------   ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment..................    (9,605)    (14,041)        (18,697)
Acquisitions, net of cash acquired..........................        --         (24)             --
Proceeds from sale of Florida cable systems.................        --       3,496              --
Other.......................................................       390         560              --
                                                              --------   ---------        --------
Net cash used in investing activities.......................    (9,215)    (10,009)        (18,697)
                                                              --------   ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt..................................        --     128,000              --
Redemption of long-term debt................................    (1,500)    (17,430)         (8,000)
Proceeds from the issuance of common stock..................        --          --             543
Transfers from CTE..........................................        --      12,500              --
Change in affiliate notes, net..............................   (16,834)   (116,836)             --
Payments made for debt financing costs......................        --        (647)             --
                                                              --------   ---------        --------
Net cash provided by (used in) financing activities.........   (18,334)      5,587          (7,457)
Net increase/(decrease) in cash and temporary cash
  investments...............................................       268      13,922         (11,126)
Cash and temporary cash investments at beginning of year....     3,029       3,297          17,219
                                                              --------   ---------        --------
Cash and temporary cash investments at end of year..........  $  3,297   $  17,219        $  6,093
                                                              ========   =========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for Interest......................  $ 15,199   $  11,400        $  7,777
Income taxes................................................        29         370             315

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

     The consolidated financial statements have been prepared using the historical basis of assets and liabilities and historical results of operations of all wholly and majority owned subsidiaries. However, the historical financial information presented herein reflects periods during which the Company did not operate as an independent company and accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations, financial condition or cash flows of the Company

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
in the future or what they would have been had the Company been an independent, public company during the reporting periods. All material intercompany transactions and balances have been eliminated.

     RCN's corporate services group has historically provided substantial support services such as finance, cash management, legal, human resources, insurance and risk management. Prior to the Distribution, the corporate office of C-TEC allocated the cost for these services pro rata among the business units supported primarily based on assets; contribution to consolidated earnings before interest, depreciation, amortization, and income taxes; and number of employees. In the opinion of management, the method of allocating these costs is reasonable; however, such costs are not necessarily indicative of the costs that would have been incurred by the Company on a stand-alone basis.

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

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES

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

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES

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

3. BUSINESS COMBINATION AND DISPOSITIONS

     The Agreement between Avalon Cable of Michigan Holdings, Inc. and the Company permitted the Company to agree to acquire the 1,822,810 shares (approximately 38% of the outstanding stock) of Mercom that it did not own (the "Mercom Acquisition"). On September 10, 1998 the Company and Mercom entered into a definitive agreement (the "Mercom Merger Agreement") providing for the acquisition by the Company of all of such shares at a price of $12.00 per share. The Company completed this acquisition in March 1999. The total

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
estimated consideration payable in conjunction with the Mercom Acquisition, excluding fees and expenses was $21,900.

     In March 1999, Avalon Michigan Inc. acquired the cable television systems of Nova Cablevision, Inc., Nova Cablevision VI, L.P. and Nova Cablevision VII, L.P. for approximately $7,800, excluding transaction fees.

     In July 1997, Mercom sold its cable system in Port St. Lucie, Florida for cash of approximately $3,500. The Company realized a pretax gain of $2,571 on the transaction.

4. PROPERTY, PLANT AND EQUIPMENT

                                                    DECEMBER 31,    NOVEMBER 5,
                                                        1997           1998
                                                    ------------    -----------
Cable plant.......................................    $158,655       $ 174,532
Buildings and land................................       2,837           2,917
Furniture, fixtures and vehicles..................       5,528           6,433
Construction in process...........................         990             401
                                                      --------       ---------
Total property, plant and equipment...............     168,010         184,283
Less accumulated depreciation.....................     (94,174)       (106,718)
                                                      --------       ---------
Property, plant and equipment, net................    $ 73,836       $  77,565
                                                      ========       =========

     Depreciation expense was $15,728, $16,431 and $14,968 for the years ended December 31, 1996 and 1997, and the period from January 1, 1998 to November 5, 1998, respectively.

5. INTANGIBLE ASSETS

     Intangible assets consist of the following at:

                                                    DECEMBER 31,    NOVEMBER 5,
                                                        1997           1998
                                                    ------------    -----------
Cable Franchises..................................    $134,889       $ 134,889
Noncompete agreements.............................         473             473
Goodwill..........................................       3,990           3,990
Other.............................................       1,729           1,729
                                                      --------       ---------
Total.............................................     141,081         141,081
Less accumulated amortization.....................     (95,821)       (108,951)
                                                      --------       ---------
Intangible assets, net............................    $ 45,260       $  32,130
                                                      ========       =========

     Amortization expense charged to operations for the years ended December 31, 1996 and 1997 was $15,699 and $15,651, respectively, and $13,130 for the period from January 1, 1998 to November 5, 1998.

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES

6. INCOME TAXES

     The income tax provision (benefit) in the accompanying consolidated financial statements of operations is comprised of the following:

                                                       1996       1997       1998
                                                      -------    -------    -------
CURRENT:
Federal.............................................  $(6,700)   $   245    $   320
State...............................................       --         --         28
                                                      -------    -------    -------
Total Current.......................................   (6,700)       245        348
                                                      -------    -------    -------
DEFERRED:
Federal.............................................      988     (4,359)    (2,074)
State...............................................       --         --       (183)
                                                      -------    -------    -------
Total Deferred......................................      988     (4,359)    (2,257)
                                                      -------    -------    -------
Total (benefit) for income taxes....................  $(5,712)   $(4,114)   $(1,909)
                                                      =======    =======    =======

     The benefit for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 35% for 1996, 34% for 1997 and 35% for the period from January 1, 1998 to November 5, 1998. The differences are as follows:

                                                 YEAR ENDED
                                                DECEMBER 31,           PERIOD FROM
                                             -------------------    JANUARY 1, 1998 TO
                                               1996       1997      NOVEMBER 11, 1998
                                             --------    -------    ------------------
(Loss) before (benefit) for income
  taxes..................................    $(15,119)   $(8,525)        $(12,368)
                                             ========    =======         ========
Federal tax (benefit) at statutory
  rates..................................    $ (5,307)   $(2,899)        $ (4,329)
State income taxes.......................          --         --             (101)
Goodwill.................................         175        171              492
Increase (decrease) in valuation
  allowance..............................        (518)    (1,190)              --
Nondeductible expenses...................          --        147            2,029
Benefit of rate differential applied to
  reversing timing differences...........          --       (424)              --
Other, net...............................         (62)        81               --
                                             --------    -------         --------
(Benefit) for income taxes...............    $ (5,712)   $(4,114)        $ (1,909)
                                             ========    =======         ========

     Mercom, which files a separate consolidated income tax return, has the following net operating losses available:

                                                            TAX NET
                                                           OPERATING   EXPIRATION
YEAR                                                        LOSSES        DATE
----                                                       ---------   ----------
1992.....................................................   $  435        2007
1995.....................................................   $2,713        2010

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

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES

     In connection with the Distribution, the Company Board of Directors (the "Board") adopted the Cable Michigan, Inc. 1997 Equity Incentive Plan (the "1997 Plan"), designed to provide equity-based compensation opportunities to key employees when shareholders of the Company have received a corresponding benefit through appreciation in the value of Cable Michigan Common Stock.

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

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share were as follows:

                                                     FOR THE YEARS      FOR THE PERIOD
                                                   ENDED DECEMBER 31,   FROM JANUARY 1,
                                                   ------------------   TO NOVEMBER 5,
                                                    1996       1997          1998
                                                   -------    -------   ---------------
Net (Loss) as reported...........................  $(8,256)   $(4,358)     $(10,534)
Net (Loss) pro forma.............................   (8,256)    (4,373)      (10,174)
Basic (Loss) per share-as reported...............    (1.20)     (0.63)        (1.45)
Basic (Loss) per share-pro forma.................    (1.20)     (0.64)        (1.48)
Diluted (Loss) per share-as reported.............    (1.20)     (0.63)        (1.45)
Diluted (Loss) per share-pro forma...............    (1.20)     (0.64)        (1.48)

     In November 1996, the C-TEC shareholders approved a stock purchase plan for certain key executives (the "Executive Stock Purchase Plan" or "C-TEC ESPP"). Under the C-TEC ESPP, participants may purchase shares of C-TEC Common Stock in an amount of between 1% and 20% of their annual base compensation and between 1% and 100% of their annual bonus compensation and provided, however, that in no event shall the participant's total contribution exceed 20% of the sum of their annual compensation, as defined by the C-TEC ESPP. Participant's accounts are credited with the number of share units derived by dividing the amount of the participant's contribution by the average price of a share of C-TEC Common Stock at approximately the time such contribution is made. The share units credited to participant's account do not give such participant any rights as a shareholder with respect to, or any rights as a holder or record owner of, any shares of C-TEC Common Stock. Amounts representing share units that have been credited to a participant's account will be distributed, either in a lump sum or in installments, as elected by the participant, following the earlier of the participant's termination of employment with the Company or three calendar years following the date on which

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
the share units were initially credited to the participant's account. It is anticipated that, at the time of distribution, a participant will receive one share of C-TEC Common Stock for each share unit being distributed.

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

     The information that follows relates to the entire C-TEC noncontributory defined benefit plan. The components of C-TEC's pension cost are as follows for 1996:

Benefits earned during the year (service costs).............  $ 2,365
Interest cost on projected benefit obligation...............    3,412
Actual return on plan assets................................   (3,880)
Other components -- net.....................................   (1,456)
                                                              -------
Net periodic pension cost...................................  $   441
                                                              =======

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

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES

     In connection with the restructuring, C-TEC completed a comprehensive study of its employee benefit plans in 1996. As a result of this study, effective December 31, 1996, in general, employees of the Company no longer accrue benefits under the defined benefit pension plans and became fully vested in their benefit accrued through that date. C-TEC notified affected participants in December 1996. In December 1996, C-TEC allocated pension plan assets of $6,984 and the related liabilities to a separate plan for employees who no longer accrue benefits after sum distributions. The allocation of assets and liabilities resulted in a curtailment/settlement gain of $4,292. The Company's allocable share of this gain was $855. This gain results primarily from the reduction of the related projected benefit obligation. The curtailed plan has assets in excess of the projected benefit obligation.

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

     The Tax Sharing Agreement, by and among the Company, RCN and C-TEC (the "Tax Sharing Agreement"), governs contingent tax liabilities and benefits, tax contests and other tax matters with respect to tax returns filed with respect to tax periods, in the case of the Company, ending or deemed to end on or before the Distribution date. Under the Tax Sharing Agreement,

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
adjustments to taxes that are clearly attributable to the Company group, the RCN group, or the C-TEC group will be borne solely by such group. Adjustments to all other tax liabilities will be borne 50% by C-TEC, 20% by the Company and 30% by RCN.

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

11. AFFILIATE AND RELATED PARTY TRANSACTIONS

     The Company has the following transactions with affiliates:

                                                      FOR THE YEAR         FOR THE
                                                          ENDED          PERIOD ENDED
                                                    -----------------    NOVEMBER 5,
                                                     1996       1997         1998
                                                    -------    ------    ------------
Corporate office costs allocated to the Company...  $ 3,498    $3,715       $1,866
Cable staff and customer service costs allocated
  from RCN Cable..................................    3,577     3,489        3,640
Interest expense on affiliate notes...............   13,952     8,447          795
Royalty fees charged by CTE.......................      585       465           --
Charges for engineering services..................      296        --           --
Other affiliate expenses..........................      189       171          157

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

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES

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

                                            FIRST     SECOND      THIRD     FOURTH
                                           QUARTER    QUARTER    QUARTER    QUARTER
                                           -------    -------    -------    -------
1998
Revenue..................................  $20,734    $22,311    $22,735    $ 8,741
Operating income before depreciation,
  amortization, and management fees......    9,043     10,047     10,185     12,277
Operating income (loss)..................    7,000     (3,324)      (674)    (7,051)
Net (loss)...............................   (1,401)    (5,143)    (2,375)    (1,615)
Net (loss) per average Common Share......    (0.20)     (0.75)     (0.34)     (0.23)
1997
Revenue..................................  $19,557    $20,673    $20,682    $20,387
Operating income before depreciation,
  amortization, and management fees......    8,940      9,592      9,287      9,013
Operating income (loss)..................      275        809       (118)        69
Net (loss)...............................      N/A        N/A        N/A     (1,107)
Net (loss) per average Common Share......      N/A        N/A        N/A      (0.16)

     The fourth quarter information for the quarter ended December 31, 1998 includes the results of operations of the Company for the period from October 1, 1998 through November 5, 1998.

                                  EXHIBIT INDEX


 EXHIBIT
 NUMBER                            DESCRIPTION
---------    --------------------------------------------------------

   2.2 Securities Purchase Agreement, dated as of May 13, 1999, by and between Avalon Cable Holdings, LLC, Avalon Investors, L.L.C.,
             Avalon Cable of Michigan Holdings, Inc., CC V Holdings, LLC
             (formerly known as Avalon Cable LLC), Charter Communications
             Holdings LLC and Charter Communications, Inc.(1)

   2.13 Purchase and Contribution Agreement entered into as June 1999, by and among BCI (USA), LLC, William Bresnan, Blackstone BC Capital
             Partners LP, Blackstone BC Offshore Capital Partners L.P.,
             Blackstone Family Investment Partnership III LP, TCID of Michigan,
             Inc. and TCI Bresnan LLC and Charter Communications Holding
             Company, LLC (now called Courter Investment, Inc.) (Incorporated by reference to Amendment No. 2 to the registration statement on Form S-1 of Charter Communications, Inc filed on September 28,
             1999 (File No. 333-83887)).

   3.1       Certificate of Formation of CC V Holdings, LLC (formerly Known as
             Avalon Cable LLC).(2)

   3.1(a)    Amendment to Certificate of Formation of CC V Holdings, LLC
             (formerly known as Avalon Cable LLC).(5)

   3.2       Certificate of Incorporation of CC V Holdings Finance, Inc.
             (formerly known as Avalon Cable Holdings Finance, Inc.).(2)

   3.5       Amended and Restated Limited Liability Company Agreement of CC V
             Holdings, LLC (formerly known as Avalon Cable LLC).(2)

   3.6       Amended and Restated By-Laws of CC V Holdings Finance, Inc.
             (formerly known as Avalon Cable Holdings Finance, Inc.).(5)

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

 10.2(f) Management Agreement dated as of February 14, 2000, by and between CC VIII Operating, LLC, certain subsidiaries of CC VIII Operating,
             LLC and Charter Communications, Inc. (Incorporated by reference to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 333-83887)).

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

 10.17       Second Amendment and Restated Credit Agreement dated as of February
             2, 1999, as Amended and Restated as of January 2, 2001 by and among CC VIII Operating LLC, as borrower, CC VIII Holdings, LLC, as guarantor, and several financial institutions or entities named therein.

 10.22 Exchange Agreement, dated as of February 14, 2000, by and among Charter Communications, Inc., BCI (USA), LLC, William J. Bresnan,
             Blackstone BC Capital Partners LP, Blackstone BC Offshore Capital
             Partners LP, Blackstone Family Media III LP (as assignee of
             Blackstone Family Investment III LP.), TCID of Michigan, Inc., and
             TCI Bresnan LLC (Incorporated by reference to the current report on Form 8-K of Charter Communications, Inc. filed on February 29, 2000
             (File No. 333-83887))

----------

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

(3) Incorporated by reference to the report on Form 8-K of Charter Communications, Inc. (File No. 333-83887) filed on November 29, 1999.

(4) Incorporated by reference to the Annual Report on Form 10-K of Charter Communications, Inc. (File No. 000-27927) filed on March 28, 2000.

(5) Incorporated by reference to the Annual Report on Form 10-K of CC V Holdings, LLC and CC V Holdings Finance, Inc. (File Nos. 333-75415 and 333-75415-03, respectively) filed on March 30, 2000.