Form 10-Q
period 2001-03-31
AVALON CABLE LLC; AVALON CABLE HOLDINGS FINANCE INC
filed 2001-05-23
CIK 1082692, 1082699

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

          |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2001.

                                       OR
          |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         Securities Exchange Act of 1934

                For the Transition Period From ______ to ______.
                                        .

                            Commission File Numbers:
                                    333-75415
                                  333-75415-03

                               CC V Holdings, LLC*
                      (formerly known as Avalon Cable LLC)
                          CC V Holdings Finance, Inc.*
             (formerly known as Avalon Cable Holdings Finance, Inc.)
             ------------------------------------------------------
           (Exact names of registrants as specified in their charters)

                      Delaware                            13-4029965
                      Delaware                            13-4029969
                      --------                            ----------
            (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)            Identification No.)

       12444 Powerscourt Drive - Suite 100
               St. Louis, Missouri                                  63131
       ------------------------------------                         ------
     (Address of principal executive offices)                     (Zip Code)

                                 (314) 965-0555
                                 --------------
              (Registrants' telephone number, including area code)


Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                    --     --

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


                               CC V HOLDINGS, LLC
                           CC V HOLDINGS FINANCE, INC.
                           ---------------------------

                FORM 10-Q - FOR THE QUARTER ENDED March 31, 2001
                                      INDEX
                -------------------------------------------------
                                                                                                        Page
Part I.   Financial Information                                                                         -----
          ---------------------

          Item 1. Financial Statements - CC V Holdings, LLC and Subsidiaries.                             4

          Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.                                                                 10

Part II.  Other Information
          -----------------

          Item 5. Other Information                                                                      14

          Item 6. Exhibits and Reports on Form 8-K.                                                      14

Signatures.                                                                                              15



Note: Separate financial statements of CC V Holdings Finance, Inc. have not been presented as this entity had no operations and substantially no assets or equity. Accordingly, management has determined that such financial statements are not material.

                         PART I. FINANCIAL INFORMATION.
                          Item 1. Financial Statements.


                       CC V Holdings, LLC and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                                                                                                March 31, 2001   December 31, 2000
                                                                                                --------------   -----------------
ASSETS                                                                                                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                                       $   10,856       $   11,232
   Accounts receivable, less allowance for doubtful
    accounts of $1,416 and $1,948, respectively                                                         9,136           12,464
    Prepaid expenses and other                                                                          1,010            1,021
                                                                                                   ----------       ----------
                Total current assets                                                                   21,002           24,717
                                                                                                   ==========       ==========

INVESTMENT IN CABLE PROPERTIES:
  Property, plant and equipment, net of accumulated
   depreciation of $125,970 and $140,234, respectively                                                640,438          712,186
  Franchises, net of accumulated amortization of $249,274 and
   $245,433, respectively                                                                           3,250,617        3,812,341
                                                                                                   ----------       ----------
                                                                                                    3,891,055        4,524,527
                                                                                                   ----------       ----------

OTHER ASSETS                                                                                            7,400            4,358
                                                                                                   ----------       ----------
                                                                                                   $3,919,457       $4,553,602
                                                                                                   ==========       ==========

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                           $  148,051       $  221,469
   Payable to manager                                                                                    --            896,277
                                                                                                   ----------       ----------
Total current liabilities                                                                             148,051        1,117,746
                                                                                                   ----------       ----------

LONG-TERM DEBT                                                                                      1,141,594        1,058,224

OTHER LONG-TERM LIABILITIES                                                                            10,294           13,691

MINORITY INTEREST                                                                                     643,685          640,526

MEMBER'S EQUITY - 100 units issued and outstanding                                                  1,975,833        1,723,415
                                                                                                   ----------       ----------
                                                                                                   $3,919,457       $4,553,602
                                                                                                   ==========       ==========





The accompanying notes are an integral part of these consolidated statements.


-----------
                                       4

                       CC V Holdings, LLC and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                             (Dollars in thousands)



                                                           Three Months Ended      Three Months Ended
                                                            March 31, 2001          March 31, 2000
                                                           -------------------     -------------------
REVENUES                                                           $ 121,061                $  85,093
                                                           -------------------     -------------------

OPERATING EXPENSES:
    Operating, general and administrative                             65,147                   45,171
    Depreciation and amortization                                    116,135                   71,894
    Corporate expense charges - related parties                        1,951                      688
                                                           -------------------     -------------------
                                                                     183,233                  117,753
                                                           -------------------     -------------------

          Loss from operations                                       (62,172)                 (32,660)

OTHER INCOME (EXPENSE):
    Interest expense                                                 (25,829)                 (22,425)
    Interest income                                                        1                     --
    Other, net                                                          (110)                      11
                                                           -------------------     -------------------
                                                                     (25,938)                 (22,414)

           Loss before minority interest                             (88,110)                 (55,074)

  Minority interest                                                   (3,159)                  (1,552)
                                                           -------------------     -------------------
           Net loss                                                $ (91,269)               $ (56,626)
                                                           ===================     ===================



 The accompanying notes are an integral part of these consolidated statements.


                       CC V Holdings, LLC and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                    Three Months Ended    Three Months Ended
                                                                                      March 31, 2001        March 31, 2000
                                                                                    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $   (91,269)             $ (56,626)
    Adjustments to reconcile net loss to net cash provided by operating activities:
           Depreciation and amortization                                                 116,135                 71,894
           Minority interest in loss of subsidiary                                         3,159                  1,552
           Non-cash interest expense                                                       3,620                  3,655
    Changes in assets and liabilities, net of effects from dispositions:
           Accounts receivable                                                             2,021                 (9,144)
           Prepaid expenses and other                                                     (3,968)                 1,441
           Accounts payable and accrued expenses                                         (36,045)                13,032
           Payables to manager of cable systems - related parties                         10,484                  7,210
    Other operating activities                                                            (3,398)                  --
                                                                                    ------------------    ------------------
               Net cash provided by operating activities                                     739                 33,014
                                                                                    ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property, plant and equipment                                         (69,042)               (16,931)
       Other investing activities                                                             (4)                  --
                                                                                    ------------------    ------------------
                  Net cash used in investing activities                                  (69,046)               (16,931)
                                                                                    ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings of long-term debt                                                    1,030,000                181,000
       Repayments of long-term debt                                                     (950,135)              (127,128)
       Loans to related parties                                                               --                (42,000)
       Payments for debt issuance costs                                                   (4,246)                   --
       Other                                                                              (7,688)                   --
                                                                                    ------------------    ------------------
                 Net cash provided by financing activities                                67,931                 11,872
                                                                                    ------------------    ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   (376)                27,955
CASH AND CASH EQUIVALENTS, beginning of period                                            11,232                  6,806
                                                                                    ------------------    ------------------
CASH AND CASH EQUIVALENTS, end of period                                             $    10,856              $  34,761
                                                                                    ==================    ==================

NON-CASH TRANSACTIONS:
       Contribution from parent of intercompany receivable recorded as
          equity contribution                                                        $   394,801              $     --
                                                                                    ==================    ==================
       Transfer of cable systems to other Charter Holdings
           subsidiaries                                                              $   578,448              $     --
                                                                                    ==================    ==================
       Payment by parent company of long-term debt recorded as equity contribution
                                                                                     $       --               $ 159,910
                                                                                    ==================    ==================
       Contribution of cable systems to the Company                                  $       --               $  13,006
                                                                                    ==================    ==================

 The accompanying notes are an integral part of these consolidated statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (Dollars in thousands, except where indicated)


1.    Organization

      On November 15, 1999, Charter Communications Holding Company, LLC (Charter Holdco), a direct subsidiary of Charter Communications, Inc. (Charter), acquired all of the equity interests of Avalon Cable, LLC (now known as CC V Holdings or the Company) and Avalon Cable Holdings Finance, Inc. Effective January 1, 2000, these acquired interests were transferred to Charter Communications Holdings, LLC (Charter Holdings), a wholly owned subsidiary of Charter Holdco.

      Effective in December 2000, Charter Holdings contributed all of its equity interests in CC VIII, LLC (Bresnan) to CC V Holdings, resulting in CC V Holdings becoming the parent of Bresnan. The Company accounted for the contribution of Bresnan as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the accounts of Bresnan are included in the consolidated financial statements from February 15, 2000, the date Bresnan was first acquired by Charter Holdco. The accompanying consolidated financial statements include the accounts of CC V Holdings, its wholly owned subsidiaries, and the accounts of Bresnan since February 15, 2000 (the date acquired by Charter Holdco). CC V Holdings is a Delaware limited liability company. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Effective on January 2, 2001, the Company entered into certain cable system swap transactions with other subsidiaries of Charter Holdings. Such cable systems swaps were effected in order to increase operational efficiency by swapping systems into the subsidiaries, which are physically located closest to them. The Company accounted for the systems transferred into the Company from other Charter Holdings subsidiaries as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, beginning on November 15, 1999, the date the Company was acquired by Charter Holdco, the consolidated financial statements of CC V Holdings include the accounts of four systems that were transferred into the Company from other Charter Holdings subsidiaries. Also, on January 2, 2001, the Company transferred five of its systems to other Charter Holdings as part of the swap transactions. The disposition of such systems by the Company was recorded as a non-cash transaction with related parties in the three months ended March 31, 2001.

      As of March 31, 2001, the Company owns and operates cable systems serving approximately 907,000 (unaudited) customers. The Company currently offers a full array of traditional analog cable services and advanced bandwidth services such as digital television, interactive video programming, Internet access through television-based service, dial-up telephone modems and high speed cable modems, and video-on-demand. The Company operates primarily in the states of Michigan, Minnesota and Wisconsin and in the New England area.

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

      The accompanying consolidated financial statements are unaudited; however, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. For further information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

3.    Acquisitions

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

      In February 2000, Charter Holdco acquired the cable systems of Bresnan and immediately transferred its equity in these cable systems to Charter Holdings (the "Bresnan Acquisition"). In December 2000, Charter Holdings contributed all of its equity interests in Bresnan to CC V Holdings (the "Bresnan/Avalon Combination"), increasing equity by $1.4 billion (See Note 1). Charter Holdco acquired these cable systems for a purchase price of approximately $1.1 billion, net of cash acquired, excluding debt assumed of $963.0 million and equity issued by Charter Holdco and preferred equity issued by a subsidiary of Charter Holdings of $384.6 million and $629.5 million, respectively. Charter Holdco allocated the purchase price to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to franchises of $2.8 billion. In connection with the Bresnan/Avalon Combination, the company with the preferred equity became a subsidiary of the Company.

      Unaudited pro forma operating results as though the 2000 acquisitions discussed above, the Bresnan/Avalon Combination, the dispositions of five cable systems to other Charter Holdings subsidiaries as discussed in Note 1, with adjustments to give effect to amortization of franchises, interest expense and certain other adjustments are as follows:


                                                     Three Months Ended
                                                          March 31,
                                                            2000
                                                            ----

         Revenues.....................................    $120,061
         Loss from operations.........................     (38,967)
         Net loss.....................................     (70,258)

      The unaudited pro forma financial information presented for comparative purposes and does not purport to be indicative of the results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

4.    Long term debt

      In connection with the Bresnan/Avalon combination in January 2001, all amounts due under the Avalon credit facilities were repaid using borrowings from the Bresnan credit facilities and the Avalon credit facilities were terminiated. In addition, the Bresnan credit facilities were amended and restated to, among other things, increase borrowing availability by $550 million.





      Long term debt consists of the following:


                                                   March 31,     December 31,
                                                      2001          2000
                                                   -----------   ------------
         CCVIII Operating  credit  facility
         (Bresnan)                                 $1,005,000     $712,400
         CCV Holdings (Avalon) senior
         discount notes                               135,677      131,273
         Avalon credit facility                           --       213,000
         Other                                            917        1,551
                                                   ----------    ----------
                                                   $1,141,594    $1,058,224
                                                    ==========   ==========


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

      Important factors that could cause actual results to differ materially from the forward-looking statements contained herein include, but are not limited to, the following:

o general economic and business conditions, both nationally and in the regions where the Company operates;
o anticipated capital expenditures for planned upgrades and the ability to fund these expenditures;
o   technology changes;
o the Company's ability to effectively compete in a highly competitive environment;
o   changes in business strategy or development plans;
o beliefs regarding the effects of governmental regulation on the Company's business;
o   the ability to attract and retain qualified personnel; and
o   liability and other claims asserted against the Company.


      Readers are urged to review and consider carefully the various disclosures made by the Company in this Report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Results of Operations

      The following table summarizes amounts and the percentages of total revenues for certain items for the periods indicated (dollars in thousands):


                                                    Three Months Ended         Three Months Ended
                                                      March 31, 2001            March 31, 2000
                                                  -----------------------    --------------------

                                                     Amount          %       Amount          %
                                                     ------         ---      ------         ---
Statement of Operations:
Revenues                                           $ 121,061       100.0   $  85,093       100.0
                                                   ----------      ------   ---------      -------

Operating expenses:
   Operating, general and administrative              65,147        53.8      45,171        53.1
   Depreciation and amortization                     116,135        95.9      71,894        84.5
   Corporate expense charges - related parties         1,951         1.6         688          .1
                                                   ----------      ------   ---------      -------
                                                     183,233       151.3     117,753       137.7
                                                   ----------      ------   ---------      -------

Loss from operations                                 (62,172)      (51.3)    (32,660)      (37.7)

Other income (expense):
   Interest expense                                  (25,829)      (21.3)    (22,425)      (26.4)
   Interest income                                         1      --            --        --
   Other, net                                           (110)       (0.1)         11          .1
                                                   ----------      ------   ---------      -------
                                                     (25,938)      (21.4)    (22,414)      (26.3)
                                                   ----------      ------   ---------      -------

Loss before minority interest                        (88,110)      (72.7)    (55,074)      (64.0)

    Minority interest                                 (3,159)       (2.6)     (1,552)       (1.8)
                                                   ----------      ------   ---------      -------

Net loss                                           $ (91,269)      (75.3)  $ (56,626)      (65.8)
                                                   ==========      ======  ==========      =======

                  Other financial data is as follows for the periods indicated (dollars in thousands, except Average Monthly Revenue per Basic Customer):


                                      Three Months Ended     Three Months Ended
                                        March 31, 2001         March 31, 2000
                                      --------------------   ------------------

EBITDA (a)                                    $   53,853      $   39,245
Adjusted EBITDA (b)                               55,804          39,933
Homes Passed (at period end) (c)               1,396,271       1,616,630
Basic Customers (at period end) (d)              959,018       1,097,705
Basic Penetration (at period end) (e)               68.7%           67.9%
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


Comparison of Results

      As a result of the Bresnan/Avalon combination, the Company's financial statements were restated beginning on the date of Charter Holdco's acquisition of Bresnan, February 15, 2000. In addition, on January 2, 2001, the Company transferred five of its cable systems to other Charter Holdings subsidiaries in the cable system swap transactions discussed in Note 1 to the interim unaudited financial statements. Therefore, the financial results for the periods presented above are not comparable as the March 31, 2000 period only includes Bresnan results for approximately 1 1/2 months, beginning February 15, 2000 and the March 31, 2001 period does not include the results of the five cable systems transferred to other Charter Holdings subsidiaries.

      Revenues. Revenues increased $36.0 million, or 42.3%, to $121.1 million for the three months ended March 31, 2001, from $85.1 million for the three months ended March 31, 2000. The increase in revenues primarily resulted from the Bresnan/Avalon combination. Increases in digital and cable modem customers also contributed to the increase as a result of increased marketing efforts and strong demand for these services. These increases were partially offset by decreased revenues due to the transfer of five cable systems to other Charter Holdings subsidiaries on January 2, 2001.

      Operating, general and administrative expenses. Operating, general and administrative expenses increased $19.9 million, or 44.0%, to $65.1 million for the three months ended March 31, 2001, from $45.2 million for the three months ended March 31, 2000. The increase was primarily due to the Bresnan/Avalon combination as well as continued inflationary increases in license fees paid for programming coupled with an increased number of channels available to subscribers. These increases were partially offset by decreased operating expenses due to the transfer of five cable systems to other Charter Holdings subsidiaries on January 2, 2001.

      Depreciation and amortization expense. Depreciation and amortization expense increased $44.2 million, or 61.5%, to $116.1 million for the three months ended March 31, 2001, from $71.9 million for the three months ended March 31, 2000. The increase was the result of greater capital expenditures for upgrade and rebuild activities in 2001 as well as the Bresnan/Avalon combination, which increased the carrying value of property, plant and equipment and franchises. These increases were partially offset by decreases due to the transfer of five cable systems to other Charter Holdings subsidiaries on January 2, 2001.

      Corporate expense charges - related parties. These charges for the three months ended March 31, 2001 and 2000, represent costs incurred by Charter Investment, Inc. and Charter Communications, Inc. on our behalf.

      Interest expense. Interest expense increased by $3.4 million, or 15.2%, to $25.8 million for the three months ended March 31, 2001, from $22.4 million for the three months ended March 31, 2000. The increase was primarily due to an increase in weighted average debt outstanding in the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 due to the Bresnan/Avalon combination. These increases were partially offset by decreases due to the transfer of five cable systems to other Charter Holdings subsidiaries on January 2, 2001.

      Minority interest. Minority interest represents the accretion of the preferred membership units in an indirect subsidiary of Charter Holdings issued to certain Bresnan sellers. These membership units are exchangeable on a one-for-one basis for shares of Class A common stock of Charter Communications, Inc.

      Net loss. Net loss increased by $34.6 million for the three months ended March 31, 2001, compared to the three months ended March 31, 2000 as a result of the combination of factors discussed above.

                           PART II. OTHER INFORMATION.

Item 5.  Other Information

     Effective on January 2, 2001, the Company entered into certain cable system swap transactions with other subsidiaries of Charter Holdings. Such cable systems swaps were effected in order to increase operational efficiency by swapping systems into the subsidiaries, which are physically located closest to them. The Company accounted for the systems transferred into the Company from other Charter Holdings subsidiaries as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, beginning on November 15, 1999, the date the Company was acquired by Charter Holdco, the consolidated financial statements of CC V Holdings include the accounts of four systems that were transferred into the Company from other Charter Holdings subsidiaries. Also, on January 2, 2001, the Company transferred five of its systems to other Charter Holdings subsidiaries as part of the swap transactions. The disposition of such systems by the Company was recorded as a non-cash transaction with related parties in the three months ended March 31, 2001. Had the dispositions of such systems occurred on January 1, 2000, revenues, loss from operations and net loss for the year ended December 31, 2000 would have been $435.1 million, $(133.3) million and $(256.2) million, respectively.

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits (listed by numbers corresponding to the exhibit table in Item 601 of Regulation S-K):

            10.30 (a), (b), & (c)   Swap Agreements

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.




                                CC V HOLDINGS, LLC


Dated May 23, 2001              By:  CHARTER COMMUNICATIONS, INC.,
                                     ----------------------------
                                     its Manager

                                By:  /s/ Kent D. Kalkwarf
                                     ------------------------------------------
                                     Name:   Kent D. Kalkwarf
                                     Title:  Executive Vice President and
                                             Chief Financial Officer (Principal
                                             Financial Officer and Principal
                                             Accounting Officer) of Charter
                                             Communications, Inc. (Manager)
                                             and CC V Holdings, LLC



                                CC V HOLDINGS FINANCE, INC.

Dated May 23, 2001              By:  /s/ Kent D. Kalkwarf
                                     ------------------------------------------
                                     Name:   Kent D. Kalkwarf
                                     Title:  Executive Vice President and
                                             Chief Financial Officer (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)