Form 10-Q
period 2001-06-30
AVALON CABLE LLC; AVALON CABLE HOLDINGS FINANCE INC
filed 2001-08-14
CIK 1082692, 1082699

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2001.

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

                               CC V Holdings, LLC*
        (formerly known as Avalon Cable LLC) CC V Holdings Finance, Inc.*
             (formerly known as Avalon Cable Holdings Finance, Inc.)
           ----------------------------------------------------------
           (Exact names of registrants as specified in their charters)

                                    Delaware                                           13-4029965
                                    Delaware                                           13-4029969
                                    --------                                           ----------
                            (State or other jurisdiction of                         (I.R.S. Employer
                            incorporation or organization)                         Identification No.)

                                12405 Powerscourt Drive
                                 St. Louis, Missouri                                      63131
                      ----------------------------------------                          ---------
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

*CC V Holdings, LLC and CC V Holdings Finance, Inc. meet the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format.

                               CC V HOLDINGS, LLC
                           CC V HOLDINGS FINANCE, INC.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


                                                                                                              Page
                                                                                                              ----
             Part I.   Financial Information

                    Item 1. Financial Statements - CC V Holdings, LLC and Subsidiaries.                         3

                    Item 2. Management's Discussion and Analysis of Financial Condition and
                                       Results of Operations.                                                  10

             Part II.  Other Information

                    Item 6. Exhibits and Reports on Form 8-K.                                                  13

             Signatures.                                                                                       14

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

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                          JUNE 30, 2001  DECEMBER 31, 2000
                                                          -------------  -----------------
                              ASSETS                               (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                 $    8,361      $   11,232
   Accounts receivable, less allowance for doubtful
      accounts of $1,639 and $1,948, respectively                 9,139          12,464
   Receivable from manager - related party                       26,756              --
   Prepaid expenses and other                                     1,505           1,021
                                                             ----------      ----------

            Total current assets                                 45,761          24,717
                                                             ==========      ==========

INVESTMENT IN CABLE PROPERTIES:
   Property, plant and equipment, net of accumulated
      depreciation of $161,041 and $140,234, respectively       682,782         712,186
   Franchises, net of accumulated amortization of $308,188
      and $245,434, respectively                              3,194,153       3,812,341
                                                             ----------      ----------

                                                              3,876,935       4,524,527
                                                             ----------      ----------

OTHER ASSETS                                                      8,612           4,358
                                                             ----------      ----------

                                                             $3,931,308      $4,553,602
                                                             ==========      ==========

             LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                     $  154,442      $  221,469
   Payable to manager - related party                                --         896,277
                                                             ----------      ----------

            Total current liabilities                           154,442       1,117,746
                                                             ----------      ----------

LONG-TERM DEBT                                                1,140,095       1,058,224

OTHER LONG-TERM LIABILITIES                                      10,825          13,691

MINORITY INTEREST                                               648,390         640,526

MEMBER'S EQUITY                                               1,977,556       1,723,415
                                                             ----------      ----------

                                                             $3,931,308      $4,553,602
                                                             ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                            THREE MONTHS ENDED THREE MONTHS ENDED
                                               JUNE 30, 2001     JUNE 30, 2000
                                            ------------------ -----------------
                                                        (UNAUDITED)
REVENUES                                        $ 128,031          $ 129,197
                                                ---------          ---------

OPERATING EXPENSES:
    Operating, general and administrative          66,819             69,441
    Depreciation and amortization                 113,983             98,579
    Corporate expense charges - related party       1,960              2,805
                                                ---------          ---------

                                                  182,762            170,825
                                                ---------          ---------

          Loss from operations                    (54,731)           (41,628)

OTHER INCOME (EXPENSE):
    Interest expense                              (23,451)           (23,358)
    Interest expense - related party                   --             (8,377)
    Interest income                                    87                 23
    Other, net                                        125                 12
                                                ---------          ---------

                                                  (23,239)           (31,700)

           Loss before minority interest          (77,970)           (73,328)

  Minority interest                                (3,196)            (3,139)
                                                ---------          ---------

           Net loss                             $ (81,166)         $ (76,467)
                                                =========          =========


  The accompanying notes are an integral part of these consolidated financial statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                             SIX MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30, 2001      JUNE 30, 2000
                                            ------------------ -----------------
                                                        (UNAUDITED)
REVENUES                                        $ 249,092           $ 214,290
                                                ---------           ---------

OPERATING EXPENSES:
    Operating, general and administrative         131,966             114,613
    Depreciation and amortization                 230,118             170,473
    Corporate expense charges - related party       3,912               3,493
                                                ---------           ---------

                                                  365,996             288,579
                                                ---------           ---------

          Loss from operations                   (116,904)            (74,289)

OTHER INCOME (EXPENSE):
    Interest expense                              (49,279)            (45,783)
    Interest expense - related party                   --              (8,377)
    Interest income                                    88                  24
    Other, net                                         15                  24
                                                ---------           ---------

                                                  (49,176)            (54,112)

           Loss before minority interest         (166,080)           (128,401)

  Minority interest                                (6,355)             (4,691)
                                                ---------           ---------

           Net loss                             $(172,435)          $(133,092)
                                                =========           =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                      SIX MONTHS ENDED SIX MONTHS ENDED
                                                                        JUNE 30, 2001   JUNE 30, 2000
                                                                      ---------------- ----------------
                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $  (172,435)   $  (133,092)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
           Depreciation and amortization                                     230,118        170,473
           Minority interest                                                   6,355          4,691
           Noncash interest expense                                            7,378          6,562
    Changes in assets and liabilities, net of effects from
         acquisitions and dispositions:
           Accounts receivable                                                 2,018        (14,087)
           Prepaid expenses and other                                         (6,677)          (861)
           Accounts payable and accrued expenses                             (34,108)        53,145
           Receivable from manager - related party                            (9,238)        (2,789)
    Other operating activities                                                (2,866)            --
                                                                         -----------    -----------

               Net cash from operating activities                             20,545         84,042
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property, plant and equipment                            (159,679)       (78,602)
       Payments for acquisitions, net of cash acquired                            --        (13,196)
       Other investing activities                                             (1,567)          (205)
                                                                         -----------    -----------

                  Net cash from investing activities                        (161,246)       (92,003)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings of long-term debt                                        1,093,000        181,000
       Repayments of long-term debt                                       (1,018,000)      (172,000)
       Loans to related party                                                     --        369,684
       Payments for debt issuance costs                                       (4,414)      (370,570)
       Distributions to manager - related party                              (16,159)            --
       Contributions from manager - related party                             83,403             --
                                                                         -----------    -----------

                 Net cash from financing activities                          137,830          8,114
                                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (2,871)           153

CASH AND CASH EQUIVALENTS, beginning of period                                11,232          6,806
                                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                 $     8,361    $     6,959
                                                                         ===========    ===========

CASH PAID FOR INTEREST                                                   $    59,672    $        --
                                                                         ===========    ===========

NON-CASH TRANSACTIONS:
   Transfer of cable systems to other Charter Holdings subsidiaries      $   578,448    $        --
                                                                         ===========    ===========

   Payment by parent company of intercompany  liabilities  recorded as
    equity contribution                                                  $   394,801    $   161,772
                                                                         ===========    ===========



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

    Effective in December 2000, Charter Holdings contributed all of its equity interests in CC VIII, LLC (Bresnan) to CC V Holdings, resulting in CC V Holdings becoming the parent company of Bresnan. The Company accounted for the contribution of Bresnan as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the accounts of Bresnan are included in the consolidated financial statements from February 15, 2000, the date Bresnan was first acquired by Charter Holdco. The accompanying consolidated financial statements include the accounts of CC V Holdings, its wholly owned subsidiaries, and the accounts of Bresnan since February 15, 2000 (the date acquired by Charter Holdco). CC V Holdings is a Delaware limited liability company. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Effective on January 2, 2001, the Company entered into certain cable system swap transactions with other subsidiaries of Charter Holdings. Such cable systems swaps were effected in order to increase operational efficiency by swapping systems into the subsidiaries which are physically located closest to them. The Company accounted for the systems transferred into the Company from other Charter Holdings subsidiaries as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, beginning on November 15, 1999, the date the Company was acquired by Charter Holdco, the consolidated financial statements of CC V Holdings include the accounts of four systems that were transferred into the Company from other Charter Holdings subsidiaries. Also, on January 2, 2001, the Company transferred five of its systems to other Charter Holdings subsidiaries as part of the swap transactions. The disposition of such systems by the Company was recorded as a noncash transaction with related parties in the six months ended June 30, 2001.

    As of June 30, 2001, the Company owns and operates cable systems serving approximately 917,000 customers. The Company currently offers a full array of traditional analog cable services and advanced bandwidth services such as digital cable television, interactive video programming, Internet access through television-based service, dial-up telephone modems and high-speed cable modems, and video-on-demand. The Company operates primarily in the states of Michigan, Minnesota and Wisconsin and in the New England area.

2.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

    The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report.

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

3.  ACQUISITIONS

    In February 2000, Charter Holdings acquired certain cable systems for $13.0 million and contributed those assets to the Company, increasing equity by $13.0 million. The systems acquired served approximately 6,000 customers located in Minnesota at December 31, 2000. In September 2000, Bresnan acquired cable systems for a purchase price of $13.2 million. These systems acquired served approximately 7,100 customers located in Minnesota at December 31, 2000. These acquisitions were accounted for using the purchase method of accounting, and, accordingly, results of operations of the acquired systems have been included in the accompanying consolidated financial statements from the respective dates of acquisition. The purchase prices were allocated to assets acquired based on their fair values, including amounts assigned to property, plant and equipment totaling $4.7 million and franchises totaling $21.5 million. No liabilities were assumed in these acquisitions.

    In February 2000, Charter Holdco acquired the cable systems of Bresnan and immediately transferred its equity in these cable systems to Charter Holdings (the "Bresnan Acquisition"). In December 2000, Charter Holdings contributed all of its equity interests in Bresnan to CC V Holdings (the "Bresnan/Avalon Combination"), increasing equity by $1.4 billion (see Note 1). Charter Holdco acquired these cable systems for a purchase price of approximately $1.1 billion, net of cash acquired, excluding debt assumed of $963.0 million and equity issued by Charter Holdco and preferred equity issued by a subsidiary of Charter Holdings of $384.6 million and $629.5 million, respectively. Charter Holdco allocated the purchase price to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to property, plant and equipment of $345.9 million, other assets of $2.3 million, franchises of $2.8 billion, and liabilities assumed of $2.0 billion. In connection with the Bresnan/Avalon Combination, the company that issued the preferred equity became a subsidiary of the Company.

    Unaudited pro forma operating results as though the 2000 acquisitions discussed above, the Bresnan/Avalon Combination, and the dispositions of five cable systems to other Charter Holdings subsidiaries as discussed in Note 1, with adjustments to give effect to amortization of franchises, interest expense and certain other adjustments, are as follows:

                                                SIX MONTHS ENDED
                                                  JUNE 30, 2000
                                                ----------------
                Revenues.........................  $ 254,545
                Loss from operations.............    (87,596)
                Net loss.........................   (153,735)

    The unaudited pro forma financial information presented for comparative purposes and does not purport to be indicative of the results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

4.  LONG-TERM DEBT

    In connection with the Bresnan/Avalon combination in January 2001, all amounts due under the Avalon credit facilities were repaid using borrowings from the Bresnan credit facilities and the Avalon credit facilities were terminated. In addition, the Bresnan credit facilities were amended and restated to, among other things, increase borrowing availability by $550.0 million.

    Long-term debt consists of the following:

                                               JUNE 30,    DECEMBER 31,
                                                 2001         2000
                                              ----------   -----------
CCVIII Operating credit facility (Bresnan)    $1,000,000   $  712,400
CCV Holdings senior discount notes (Avalon)      138,713      131,273
Avalon credit facility                                --      213,000
Other                                              1,382        1,551
                                              ----------   ----------

                                              $1,140,095   $1,058,224
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

6.  NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Company.

    Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized. SFAS No. 142 will be implemented by the Company on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Company is currently in the process of assessing the future impact of adoption of SFAS No. 142.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    The following table summarizes amounts and the percentages of total revenues for certain items for the periods indicated (dollars in thousands):

                                                                  SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------------------------
                                                               2001                     2000
                                                        ---------------------  ----------------------
                                                                       % OF                    % OF
                                                         AMOUNT      REVENUES    AMOUNT      REVENUES
                                                        ---------    --------   ---------    --------
Revenues                                                $ 249,092     100.0%    $ 214,290     100.0%
                                                        ---------     -----     ---------     -----

Operating expenses:
   Operating, general and administrative                  131,966      53.0%      114,613      53.5%
   Depreciation and amortization                          230,118      92.4%      170,473      79.6%
   Corporate expense charges - related party                3,912       1.5%        3,493       1.6%
                                                        ---------     -----     ---------     -----
                                                          365,996     146.9%      288,579     134.7%
                                                        ---------     -----     ---------     -----

Loss from operations                                     (116,904)    (46.9)%     (74,289)    (34.7)%

Other income (expense):
   Interest expense                                       (49,279)    (19.7)%     (45,783)    (21.3)%
   Interest expense - related party                            --        --        (8,377)     (3.9)%
   Other, net                                                 103        --            48        --
                                                        ---------     -----     ---------     -----
                                                          (49,176)    (19.7)%     (54,112)    (25.2)%
                                                        ---------     -----     ---------     -----

Loss before minority interest                            (166,080)    (66.6)%    (128,401)    (59.9)%

   Minority interest                                       (6,355)     (2.6)%      (4,691)     (2.2)%
                                                        ---------     -----     ---------     -----

Net loss                                                $(172,435)    (69.2)%   $(133,092)    (62.1)%
                                                        =========     =====     =========     =====

    Other financial data is as follows for the periods indicated (dollars in thousands, except Average Monthly Revenue per Basic Customer):

                                                           SIX MONTHS ENDED JUNE 30,
                                                          ----------------------------
                                                              2001            2000
                                                          ------------    ------------
Cash flows from operating activities                      $    20,545     $    84,042
Cash flows from investing activities                         (161,246)        (92,003)
Cash flows from financing activities                          137,830           8,114
EBITDA (a)                                                     96,232
                                                                              113,317
Adjusted EBITDA (b)                                           117,126          99,677
Homes passed (at period end) (c)                            1,446,364       1,518,699
Basic customers (at period end) (d)                           917,185         955,262
Basic penetration (at period end) (e)                            63.4%           62.9%
Average Monthly Revenue per Basic Customer (quarter)(f)   $     46.53     $     45.08


(a) EBITDA represents earnings (loss) before interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because all companies do not calculate EBITDA identically, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

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

COMPARISON OF RESULTS

    As a result of the Bresnan/Avalon combination, the Company's financial statements were restated beginning on February 15, 2000, the date of Charter Holdco's acquisition of Bresnan. In addition, on January 2, 2001, the Company transferred five of its cable systems to other Charter Holdings subsidiaries in the cable system swap transactions discussed in Note 1 to the interim unaudited financial statements. Therefore, the financial results for the periods presented above are not comparable as the six months ended June 30, 2000 only include Bresnan results for approximately four and a half months, beginning February 15, 2000 and the six months ended June 30, 2001 do not include the results of the five cable systems transferred to other Charter Holdings subsidiaries.

    Revenues. Revenues increased $34.8 million, or 16.2%, to $249.1 million for the six months ended June 30, 2001, from $214.3 million for the six months ended June 30, 2000. Approximately $30.6 million of the increase was due to six full months of Bresnan revenues during the six months ended June 30, 2001 as compared with four and a half months of Bresnan revenues during the six months ended June 30, 2000. In addition, increases in digital and cable modem revenues of $16.8 million resulted from increased marketing efforts and strong demand for these services. Advertising revenues increased $5.0 million primarily due to internal growth. As a result of our rebuild efforts, we experienced increased capacity due to expanded channel line-ups. In addition, the level of advertising purchased by programmers to promote their channels added as part of our expansion of channel line-ups, increased during 2001 compared to the corresponding period in 2000. These increases were offset partially by a decrease of approximately $27.4 million due to the transfer of five cable systems to other Charter Holdings subsidiaries on January 2, 2001.

    Operating, general and administrative expenses. Operating, general and administrative expenses increased $17.4 million, or 15.2%, to $132.0 million for the six months ended June 30, 2001, from $114.6 million for the six months ended June 30, 2000. An increase of $16.8 million was primarily due to internal growth and increases in digital and cable modem customers, continued inflationary increases in license fees paid for programming, and an increased number of channels provided to customers. In addition, an increase of $16.5 million was due to six full months of Bresnan operating, general and administrative expenses during the six months ended June 30, 2001 as compared with four and a half months of Bresnan operating, general and administrative expenses during the six months ended June 30, 2000. These increases were partially offset by a decrease of approximately $15.9 million due to the transfer of five cable systems to other Charter Holdings subsidiaries on January 2, 2001.

    Depreciation and amortization expense. Depreciation and amortization expense increased $59.6 million, or 35.0%, to $230.1 million for the six months ended June 30, 2001, from $170.5 million for the six months ended June 30, 2000. An increase of approximately $48.0 million was the result of capital expenditures for upgrade and rebuild activities during the last half of 2000 and throughout 2001. In addition, an increase of $31.4 million was due to six full months of Bresnan depreciation and amortization during the six months ended June 30, 2001 as compared with four and a half months of Bresnan depreciation and amortization during the six months ended June 30, 2000. These increases were partially offset by a decrease of $19.8 million due to the transfer of five cable systems to other Charter Holdings subsidiaries on January 2, 2001.

    Corporate expense charges - related party. These charges for the six months ended June 30, 2001 and 2000, represent costs incurred by Charter Investment, Inc. and Charter Communications, Inc. on our behalf.

    Interest expense. Interest expense increased by $3.5 million, or 7.6%, to $49.3 million for the six months ended June 30, 2001, from $45.8 million for the six months ended June 30, 2000. The increase was primarily due to an increase in the weighted average debt outstanding of $344.2 million, from $797.7 million during the six months ended June 30, 2000 to $1.1 billion during the six months ended June 30, 2001.

    Interest expense - related party. Interest expense - related party decreased $8.4 million to $0 for the six months ended June 30, 2001 from $8.4 million for the six months ended June 30, 2000. The decrease was due to the payment of intercompany liabilities of $394.8 million by the parent on January 1, 2001 on behalf of the Company. Such transaction was treated as a non-cash capital contribution from the parent to the Company.

    Minority interest. Minority interest represents the accretion of the preferred membership units in an indirect subsidiary of Charter Holdings issued to certain Bresnan sellers. These membership units are exchangeable on a one-for-one basis for shares of Class A common stock of Charter Communications, Inc.

    Net loss. Net loss increased by $39.3 million for the six months ended June 30, 2001, compared to the six months ended June 30, 2000 as a result of the combination of factors discussed above.

    NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Company.

    Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized. SFAS No. 142 will be implemented by the Company on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Company is currently in the process of assessing the future impact of adoption of SFAS No. 142.

                           PART II. OTHER INFORMATION.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)   Exhibits.

          None.

    (b)   Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                        CC V HOLDINGS, LLC


Date: August 13, 2001                   By:   CHARTER COMMUNICATIONS, INC.,
                                              -----------------------------
                                              its Manager

                                              By: /s/ Kent D. Kalkwarf
                                              Name: Kent D. Kalkwarf
                                              Title:   Executive Vice President
                                              and Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer) of
                                              Charter Communications, Inc.
                                              (Manager) And CC V Holdings, LLC


                                        CCV HOLDINGS FINANCE, INC.

  Date: August 13, 2001                 By:   /s/ Kent D. Kalkwarf
                                              ---------------------
                                              Name: Kent D. Kalkwarf
                                              Title:   Executive Vice President
                                              and Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer) of
                                              Charter Communications, Inc.
                                              (Manager) And CC V Holdings, LLC