Form 10-K405
period 2001-12-31
CC V HOLDINGS LLC; AVALON CABLE HOLDINGS FINANCE INC
filed 2002-03-29
CIK 1082692, 1082699

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________ .

                            Commission File Numbers:
                                    333-75415
                                  333-75415-03

                               CC V HOLDINGS, LLC*
                      (FORMERLY KNOWN AS AVALON CABLE, LLC)
                      -------------------------------------
                          CC V HOLDINGS FINANCE, INC.*
             (FORMERLY KNOWN AS AVALON CABLE HOLDINGS FINANCE, INC.)
             -------------------------------------------------------
           (Exact names of registrants as specified in their charters)

                Delaware                                      13-4029965
                Delaware                                      13-4029969
----------------------------------------                ------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     Incorporation or organization)                     Identification Numbers)

        12405 Powerscourt Drive
          St. Louis, Missouri                                    63131
----------------------------------------                ------------------------
(Address of principal executive offices)                      (Zip code)

                                 (314) 965-0555
                                 --------------
              (registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X|

            State the aggregate market value of the voting equity securities held by non-affiliates of the registrants:

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

                               CC V HOLDINGS, LLC
                           CC V HOLDINGS FINANCE, INC.

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                                Page
                                                                                ----
Item 1.    Business ..........................................................    1
Item 2.    Properties ........................................................    3
Item 3.    Legal Proceedings .................................................    3

                                     PART II

Item 5.    Market for Registrants' Common Equity and Related
           Stockholder Matters ...............................................    4
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .........................................    4
Item 7a.   Quantitative and Qualitative Disclosures about Market Risk ........    8
Item 8.    Financial Statements and Supplementary Data .......................    9
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure ..........................................    9
                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..   10
Signatures ...................................................................   11

This Annual Report on Form 10-K is for the year ended December 31, 2001. This Annual Report modifies and supersedes documents filed prior to this Annual Report. In addition, information that we file with the Securities and Exchange Commission in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "we," "us," and "our" refers to CC V Holdings, LLC and its wholly owned subsidiaries.

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

            Effective in December 2000, Charter Holdings contributed all of its equity interests in CC VIII, LLC (Bresnan) to CC V Holdings, resulting in CC V Holdings becoming the parent company of Bresnan. The Company accounted for the contribution of Bresnan as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the accompanying consolidated financial statements include the accounts of CC V Holdings, its wholly owned subsidiaries, and the accounts of Bresnan since February 15, 2000 (the date Bresnan was acquired by Charter Holdco). CC V Holdings is a Delaware limited liability company. All significant intercompany accounts and transactions have been eliminated in consolidation.

            Effective on January 2, 2001, the Company entered into certain cable system swap transactions with other subsidiaries of Charter Holdings. Such cable systems swaps were effected in order to increase operational efficiency by swapping systems into the subsidiaries which are physically located closest to them. The Company accounted for the systems transferred into the Company from other Charter Holdings subsidiaries as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, beginning on November 15, 1999, the date the Company was acquired by Charter Holdco, the consolidated financial statements of CC V Holdings include the accounts of four systems that were transferred into the Company from other Charter Holdings subsidiaries. Also, on January 2, 2001, the Company transferred five of its systems to other Charter Holdings subsidiaries as part of the swap transactions. The disposition of such systems by the Company was recorded as a noncash transaction with related parties in the year ended December 31, 2001. In connection with these transactions, Charter Holdings forgave Bresnan's intercompany liabilities which were recorded by the Company as an equity contribution.

            As of December 31, 2001, the Company owns and operates cable systems serving approximately 971,400 customers. The Company currently offers a full array of traditional analog cable services and advanced bandwidth services such as digital cable television, interactive video programming, Internet access through television-based service, dial-up telephone modems and high-speed cable modems, and video-on-demand. The Company operates primarily in the states of Michigan, Minnesota, Nebraska and Wisconsin and in the New England area.

            In October 2001, Charter's President and Chief Executive Officer was appointed to the Company's Board of Members to replace the former President and Chief Executive Officer who left the Company in September 2001.

            We are managed by Charter. We pay management fees to Charter, and to the extent Charter has secured certain management services from its affiliate, Charter Investment, Inc., the management fees we pay are paid directly to Charter Investment. See also Item 5. "Market for Registrants' Common Equity and Related Stockholder Matters." Our principal executive offices are located at 12405 Powerscourt Drive, St. Louis, Missouri, 63131 and our main telephone number is (314) 965-0555.

General

            We own and operate cable television systems. In certain systems, we currently offer a full array of traditional analog cable television services and advanced bandwidth services such as digital television, interactive video programming, Internet access through television-based service and high speed cable modems. Our customers are located in Michigan, Massachusetts, Minnesota, Nebraska, Connecticut, New York and Wisconsin. As of December 31, 2001, our systems passed approximately 1,465,500 homes and served approximately 971,400 customers.

            Our ultimate objective is to increase operating cash flow by increasing the customer base and the amount of cash flow per customer. We intend to achieve this objective by offering an array of advanced products and services, focusing on the customer, employing innovative marketing techniques, and building and operating a technologically advanced broadband network.

            At December 31, 2001, approximately 80% of our customers were served by systems with at least 550 megahertz bandwidth capacity. As a result of our rebuild efforts, by December 31, 2003, we expect that 90% of our customers will be served by systems with a minimum bandwidth of 750 megahertz. We expect to spend approximately $280.8 million in 2002 in upgrade activities. A minimum bandwidth of 550 megahertz or greater allows us to:

      o     offer advanced products and services (such as digital television, high-speed Internet access and other interactive services);
      o     increase channel capacity up to 82 analog channels, and add even more channels and services when our bandwidth is used for digital signal transmission; and
      o permit two-way communication, so that Internet access does not require a separate telephone line and our systems can provide telephony services.

Cautionary Statement Regarding Forward-Looking Statements

            This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this annual report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated" and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in reports or documents that we file from time to time with the United States Securities and Exchange Commission or the SEC, and include, but are not limited to:

      o our plans to achieve growth by offering advanced products and services;
      o our anticipated capital expenditures for our upgrades and new equipment and facilities;
      o our ability to fund capital expenditures and any future acquisitions;
      o     the effects of governmental regulation on our business;
      o our ability to compete effectively in a highly competitive and changing environment;
      o our ability to obtain programming as needed and at reasonable prices; and

      o general business and economic conditions, particularly in light of the uncertainty stemming from recent terrorist activities in the United States and the armed conflict abroad.

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

            The Company cannot predict at this time the effect of the elections to exercise appraisal rights on the Company. If a Delaware court were to find that the fair value of the Mercom common shares, exclusive of any element of value arising from the acquisition of Mercom, exceeded $12.00 per share, the Company would have to pay the additional amount for each Mercom common share subject to the appraisal proceedings together with a fair rate of interest. The Company could be ordered by the Delaware court also to pay reasonable attorney's fees and the fees and expenses of experts for the shareholders. In addition, the Company would have to pay its own litigation costs. The Company has already provided for the consideration of $12.00 per Mercom common share due under the terms of the merger with Mercom with respect to these shares but has not provided for any additional amounts or costs. The Company can provide no assurance as to what a Delaware court would find in any appraisal proceeding or when this matter will be resolved. Accordingly, the Company cannot assure that the ultimate outcome would have no material adverse impact on the consolidated financial condition or results of operations of the Company.

            We are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such matters, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            There is no established trading market for the equity interests in CC V Holdings or CC V Holdings Finance, Inc. Charter Holdings owns all of the limited liability company membership interests of CC V Holdings. CC V Holdings owns all of the outstanding capital stock of CC V Holdings Finance, Inc.

            We record distributions when management fees charged to us exceed expenses incurred on our behalf. We made no distributions for the years ended December 31, 2001 and 2000. Our ability to pay distributions is limited under the terms of covenants in the indentures governing the outstanding senior discount notes and the credit agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

            The following table summarizes amounts and the percentage of total revenues for certain items for the periods indicated (dollars in thousands); for discussion of comparability of the years and periods presented, see "Comparison of Results":

                                                                   Successor                                       Predecessor
                                  -----------------------------------------------------------------------   |   -------------------
                                              Year Ended December 31,                     Period from       |       Period from
                                  ----------------------------------------------     November 15, 1999 to   |   January 1, 1999 to
                                          2001                       2000              December 31, 1999    |    November 14, 1999
                                  --------------------      --------------------     --------------------   |   -------------------
                                    Amount         %          Amount         %         Amount         %     |    Amount         %
                                  ---------      -----      ---------      -----     ---------      -----   |   --------      -----
                                                                                                            |
Revenues:                                                                                                   |
  Analog video                    $ 383,461       73.3      $ 393,105       78.7      $ 12,424       89.2   |   $ 83,809       88.8
  Digital video                      29,613        5.7         12,187        2.4            --         --   |         --         --
  Cable modem                        28,299        5.4         11,927        2.4            --         --   |         --         --
  Advertising sales                  38,623        7.4         35,220        7.1           345        2.5   |         --         --
  Other                              42,803        8.2         46,907        9.4         1,161        8.3   |     10,574       11.2
                                  ---------      -----      ---------      -----      --------      -----   |   --------      -----
                                    522,799      100.0        499,346      100.0        13,930      100.0   |     94,383      100.0
Operating expenses:                                                                                         |
  Operating, general and                                                                                    |
    administrative                  275,852       52.8        255,995       51.3         8,281       59.4   |     53,089       56.2
  Depreciation and                                                                                          |
    amortization                    461,055       88.2        393,216       78.7         7,822       56.2   |     39,943       42.3
  Corporate expense charges-                                                                                |
    related parties                   7,640        1.5          8,071        1.6           501        3.6   |         --         --
                                  ---------      -----      ---------      -----      --------      -----   |   --------      -----
Income (loss) from operations      (221,748)     (42.5)      (157,936)     (31.6)       (2,674)     (19.2)  |      1,351        1.5
                                                                                                            |
Interest expense                    (92,391)     (17.7)      (128,150)     (25.7)       (7,537)     (54.1)  |    (40,162)     (42.6)
Interest income                         169         --            214         --            --         --   |        764        0.8
Other expense                        (9,070)      (1.7)          (322)        --            --         --   |         --         --
                                  ---------      -----      ---------      -----      --------      -----   |   --------      -----
Loss before benefit from                                                                                    |
  income taxes                     (323,040)     (61.9)      (286,194)     (57.3)      (10,211)     (73.3)  |    (38,047)     (40.3)
                                                                                                            |
Benefit from income taxes                --         --             --         --            --         --   |    (13,936)     (14.8)
                                  ---------      -----      ---------      -----      --------      -----   |   --------      -----
Loss before minority interest      (323,040)     (61.9)      (286,194)     (57.3)      (10,211)     (73.3)  |    (24,111)     (25.5)
                                                                                                            |
Minority interest                   (12,828)      (2.5)       (11,038)      (2.2)           --         --   |      4,499        4.8
                                  ---------      -----      ---------      -----      --------      -----   |   --------      -----
Net loss                          $(335,868)     (64.4)     $(297,232)     (59.5)     $(10,211)     (73.3)  |   $(19,612)     (20.7)
                                  =========      =====      =========      =====      ========      =====   |   ========      =====

            Other financial and operational data is as follows for the periods indicated (dollars in thousands, except Average Monthly Revenue per Basic Customer):

                                                                                             As of and
                                        As of and For the Year Ended December 31,      For the Period from
                                        -----------------------------------------     November 15, 1999 to
                                                  2001            2000                  December 31, 1999
                                               ----------      ----------             --------------------
EBITDA (a)                                     $  230,237      $  234,958                    $  5,148
Adjusted EBITDA (b)                               246,947         243,351                       5,649
Homes Passed (at period end) (c)                1,465,500       1,499,400                     401,200
Basic Customers (at period end) (d)               971,400         966,400                     255,100
Basic Penetration (at period end) (e)                66.3%           64.5%                       63.6%
Average Monthly Revenue per
  Basic Customer (f)                           $    44.85      $    43.06                    $  36.40

(a) EBITDA represents earnings (loss) before interest, depreciation and amortization, minority interest and income taxes. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

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

Comparison of Results

            As a result of the Bresnan/Avalon combination, the Company's consolidated financial statements were restated beginning on February 15, 2000, the date of Charter Holdco's acquisition of Bresnan. In addition, on January 2, 2001, the Company transferred five of its cable systems to other Charter Holdings subsidiaries in the cable system swap transactions discussed in Item 1. "Business." Therefore, the financial results for the periods presented above are not comparable as the year ended December 31, 2000 only include Bresnan results for approximately ten and a half months, beginning February 15, 2000 and the year ended December 31, 2001 do not include the results of the five cable systems transferred to other Charter Holdings subsidiaries.

            Year Ended December 31, 2001 Compared to Year Ended December 31,
2000

            Revenues. Revenues increased $23.5 million, or 4.7%, to $522.8 million for the year ended December 31, 2001 from $499.3 million for the year ended December 31, 2000. Approximately $5.1 million of the increase was due to a full year of Bresnan revenues during the year ended December 31, 2001 as compared with ten and a half months of Bresnan revenues during the year ended December 31, 2000. In addition, increases in digital and cable modem revenues of $33.8 million resulted from increased marketing efforts and strong demand for these services. Advertising revenues increased $3.4 million primarily due to internal growth. As a result of our rebuild efforts, we experienced increased capacity due to expanded channel line-ups. In addition, the level of advertising purchased by programmers to promote their channels added as part of our expansion of channel line-ups, increased during 2001 compared to the corresponding period in 2000. Other revenues in the aggregate increased by $45.5 million due to a general increase in other services. These increases were offset partially by a decrease of approximately $64.3 million due to the transfer of five cable systems to other Charter Holdings subsidiaries on January 2, 2001.

            Operating, General and Administrative Expenses. Operating, general and administrative expenses increased $19.9 million, or 7.8%, to $275.9 million for the year ended December 31, 2001 from $256.0 million for the year ended December 31, 2000. An increase of $9.6 million was primarily due to internal growth and increases in digital and cable modem customers, continued inflationary increases in license fees paid for programming, and an increased number of channels provided to customers. In addition, an increase of $5.5 million was due to a full year of Bresnan operating, general and administrative expenses during the year ended December 31, 2001 as compared with ten and a half months of Bresnan operating, general and administrative expenses during the year ended December 31, 2000. Other expenses in the aggregate increased by $40.1 million due to a general increase in other services. These increases were partially offset by a decrease of approximately $35.3 million due to the transfer of five cable systems to other Charter Holdings subsidiaries on January 2, 2001.

            Depreciation and Amortization Expense. Depreciation and amortization expense increased $67.8 million, or 17.3%, to $461.1 million for the year ended December 31, 2001 from $393.2 million for the year ended December 31, 2000. An increase of approximately $114.4 million was the result of capital expenditures for upgrade and rebuild activities during the latter part of 2000 and throughout 2001. In addition, an increase of $6.0 million was due to a full year of Bresnan depreciation and amortization expense during the year ended December 31, 2001 as compared with ten and a half months of Bresnan depreciation and amortization expense during the year ended December 31, 2000. These increases were partially offset by a decrease of $52.4 million due to the transfer of five cable systems to other Charter Holdings subsidiaries on January 2, 2001.

            Corporate Expense Charges-- Related Parties. These charges for the years ended December 31, 2001 and 2000 represent costs incurred by Charter Investment, Inc. and Charter Communications, Inc. on our behalf.

            Interest Expense. Interest expense decreased $35.8 million, or 27.9%, million to $92.4 million for the year ended December 31, 2001 from $128.2 million for the year ended December 31, 2000. The decrease was primarily due to the elimination of interest-bearing intercompany payables as the result of the acquisition of Bresnan, partially offset by an increase in the weighted average debt outstanding of $260.7 million, from $899.0 million during the year ended December 31, 2000 to $1.2 billion during the year ended December 31, 2001.

            Other Expense. Other expense increased by $8.7 million, from $0.3 million for the year ended December 31, 2000 to $9.1 million for the year ended December 31, 2001. This increase was primarily due to a loss of $7.9 million on interest rate agreements as a result of the application of Statement of Financial Accounting Standards (SFAS) No. 133 in the year ended December 31, 2001.

            Minority Interest. Minority interest represents the accretion of the preferred membership units in an indirect subsidiary of CC V Holdings issued to certain Bresnan sellers.

            Net Loss. Net loss increased by $38.6 million for the year ended December 31, 2001 compared to the year ended December 31, 2000, as a result of the combination of factors described above.

New Accounting Standards

            In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 did not have a significant impact the consolidated financial statements of the Company.

            Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS Nos. 141 and 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. The Company believes that substantially all franchises will qualify for indefinite life treatment under the new standard. While the analysis, including the impairment testing of franchises required under the new standard, is not complete, we expect to stop amortizing franchise intangible assets that meet the indefinite life treatment beginning January 1, 2002. The Company will test these assets for impairment at least annually. Other than during any periods in which the Company may record a charge for impairment, the Company expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Company's preliminary evaluation, if the new standard had been in effect for 2001, amortization expense would have been reduced by approximately $210.0 million to $235.8 million.

            Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Company.

            In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 144 will not have a material impact on the consolidated financial statements of the Company.

Economic Slowdown; Terrorism; and Armed Conflict

            Although we do not believe that the recent terrorist attacks and the subsequent armed conflict and related events have resulted in any material changes to the Company's business and operations for the period ended December 31, 2001, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events, combined with the general economic slowdown, could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions. Terrorist attacks could interrupt or disrupt our ability to deliver our services (or the services provided to us by programmers) and could cause unforeseen damage to the Company's physical facilities. Terrorism and the related events may have other adverse effects on the Company, in ways that cannot be presently predicted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

            We use interest rate risk management derivative instruments, such as interest rate swap agreements (collectively referred to herein as interest rate agreements) as required under the terms of the credit facilities of our subsidiaries. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.

            Effective January 1, 2001, we adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." Our interest rate agreements are recorded in the consolidated balance sheet at December 31, 2001 as either an asset or liability measured at fair value. We recorded no expense in connection with the adoption of SFAS No. 133 for the year ended December 31, 2001.

            We have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. At December 31, 2001, included in accumulated other comprehensive loss was a gain of $3.7 million related to derivative instruments designated as cash flow hedges. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

            Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, we believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. For the year ended December 31, 2001, the Company recorded other expense of $7.9 million for interest rate derivative instruments not designated as hedges.

            The following summarizes the contract terms and fair values of financial instruments subject to interest rate risk on December 31, 2001 (dollars in thousands):

                                                           Expected Maturity Date
                            --------------------------------------------------------------------------                       Fair
                             2002        2003         2004          2005          2006      Thereafter        Total          Value
                            -----      -------      --------      --------      --------    ----------     ----------     ----------
Debt:
Fixed Rate                $    --      $67,565      $    218      $     --      $     --     $113,280      $  181,063     $  147,809
  Avg. Interest Rate                      11.8%          7.5%           --            --         11.9%           11.9%
Variable Rate                  --      $80,000      $ 80,000      $105,001      $129,998     $687,001      $1,082,000     $1,082,000
  Avg. Interest Rate           --         4.3%          5.3%          6.0%          6.4%         7.8%            6.8%

Interest Rate
  Instruments:
Variable to Fixed Swaps   $    --      $    --      $200,000      $300,000      $200,000     $     --      $  700,000     $    4,195
  Avg. Pay Rate                --           --           6.7%          6.4%          6.3%          --             6.4%
  Avg. Receive Rate            --           --           5.7%          6.6%          7.1%          --             6.5%

            The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Our consolidated financial statements, predecessor financial statements, the related notes thereto, and the reports of independent public accountants are included in this Form 10-K beginning on page F-1.

            Separate financial statements for CC V Holdings Finance, Inc., have not been presented as this entity had no operations and substantially no assets or equity. Accordingly, management has determined that such financial statements are not material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

      3.    The index to the Exhibits is on page E-1.

(b)   Reports on Form 8-K:

            On October 4, 2001, the registrants filed a current report on Form 8-K announcing the resignation of Jerald L. Kent, Charter's former President and Chief Executive Officer and long-term employment agreements for Kent D. Kalkwarf, Executive Vice President and Chief Financial Officer and David G. Barford, Executive Vice President and Chief Operating Officer.

            On October 12, 2001, the registrants filed a current report on Form 8-K announcing the selection of Carl E. Vogel as Charter's new President and Chief Executive Officer.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

            No annual reports or proxy materials were sent to the registrants' security holders during fiscal year 2001.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                        CC V HOLDINGS, LLC

Dated: March 29, 2002                   By: CHARTER COMMUNICATIONS, INC.
                                            their Manager

                                            By: /s/ Carl E. Vogel
                                                --------------------------------
                                                Carl E. Vogel
                                                President and Chief Executive
                                                Officer


                                        CC V HOLDINGS FINANCE, INC.

Dated: March 29, 2002                       By: /s/ Carl E. Vogel
                                                --------------------------------
                                                Carl E. Vogel
                                                President and Chief Executive
                                                Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.


Dated: March 29, 2002                       By: /s/ Carl E. Vogel
                                                --------------------------------
                                                Carl E. Vogel
                                                President and Chief Executive
                                                Officer of Charter
                                                Communications, Inc. (Manager);
                                                CC V Holdings, LLC; and
                                                CC V Holdings Finance, Inc.


Dated: March 29, 2002                       By: /s/ Kent D. Kalkwarf
                                                --------------------------------
                                                Kent D. Kalkwarf
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer) of
                                                Charter Communications, Inc.
                                                (Manager); CC V Holdings, LLC;
                                                and CC V Holdings Finance, Inc.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                 PAGE
                                                                                 ----
Report of Independent Public Accountants ......................................   F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000 ..................   F-3

Consolidated Statements of Operations for the years ended December 31, 2001 and 2000, the period from November 15, 1999, through December 31, 1999
  and the period from January 1, 1999, through November 14, 1999 ..............   F-4

Consolidated Statements of Changes in Member's Equity for the years ended
  December 31, 2001 and 2000, and the period from November 15, 1999
  through December 31, 1999 ...................................................   F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000, the period from November 15, 1999, through December 31, 1999
  and the period from January 1, 1999, through November 14, 1999 ..............   F-6

Notes to Consolidated Financial Statements ....................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO CC V HOLDINGS, LLC:

We have audited the accompanying consolidated balance sheets of CC V Holdings, LLC and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in member's equity and cash flows for the years ended December 31, 2001 and 2000, the period from November 15, 1999, through December 31, 1999, and for the period from January 1, 1999, through November 14, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CC V Holdings, LLC and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, the period from November 15, 1999, through December 31, 1999, and for the period from January 1, 1999, through November 14, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, substantially all of CC V Holdings, LLC was acquired by Charter Communications Holding Company, LLC as of November 15, 1999, in a business combination accounted for as a purchase. As a result of the application of purchase accounting, the consolidated statements of operations of CC V Holdings, LLC and subsidiaries for the Successor Periods (the years ended December 31, 2001 and 2000, and the period from November 15, 1999, through December 31, 1999), are presented on a different cost basis than the consolidated statement of operations presented for the Predecessor Period (the period from January 1, 1999, through November 14,
1999), and accordingly, are not directly comparable.


/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
January 29, 2002

                       CC V HOLDINGS, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2001 AND 2000
                             (Dollars in thousands)

                                                               2001           2000
                                                            ----------     ----------
                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $       --     $   11,232
  Accounts receivable, net                                      11,692         12,464
  Receivable from related parties                               13,259             --
  Prepaid expenses and other                                     1,894          1,021
                                                            ----------     ----------
       Total current assets                                     26,845         24,717
                                                            ----------     ----------

INVESTMENT IN CABLE PROPERTIES:
  Property, plant and equipment, net                           792,157        712,186
  Franchises, net                                            3,088,958      3,812,341
                                                            ----------     ----------
       Total investment in cable properties                  3,881,115      4,524,527
                                                            ----------     ----------

OTHER ASSETS                                                     7,845          4,358
                                                            ----------     ----------

                  Total assets                              $3,915,805     $4,553,602
                                                            ==========     ==========

              LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $  157,067     $  221,469
  Payables to related parties                                       --        526,593
                                                            ----------     ----------
       Total current liabilities                               156,067        784,062
                                                            ----------     ----------

LONG-TERM DEBT                                               1,229,605      1,058,224

LOANS PAYABLE -- RELATED PARTIES                                27,000        369,684

OTHER LONG-TERM LIABILITIES                                     13,784         13,690

MINORITY INTEREST                                              653,354        640,526

MEMBER'S EQUITY                                              1,834,995      1,723,416
                                                            ----------     ----------

                  Total liabilities and member's equity     $3,915,805     $4,553,602
                                                            ==========     ==========

          See accompanying notes to consolidated financial statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                                         Successor                       |   Predecessor
                                                    --------------------------------------------------   |   ------------
                                                                                          Period from    |   Period from
                                                                                          November 15,   |    January 1,
                                                                                              1999,      |       1999,
                                                       Year Ended December 31,              through      |      through
                                                    -----------------------------         December 31,   |   November 14,
                                                       2001                2000               1999       |       1999
                                                    ---------           ---------         ------------   |   ------------
                                                                                                         |
REVENUES                                            $ 522,799           $ 499,346           $ 13,930     |     $ 94,383
OPERATING EXPENSES:                                                                                      |
  Operating, general and administrative               275,852             255,995              8,281     |       53,089
  Depreciation and amortization                       461,289             393,216              7,822     |       39,943
  Corporate expense charges-related                                                                      |
       parties                                          7,640               8,071                501     |            --
                                                    ---------           ---------           --------     |      --------
                                                      744,781             657,282             16,604     |        93,032
                                                    ---------           ---------           --------     |      --------
     Income (loss) from operations                   (221,982)           (157,936)            (2,674)    |         1,351
                                                                                                         |
OTHER INCOME (EXPENSE):                                                                                  |
  Interest expense                                    (92,391)           (128,150)            (7,537)    |       (40,162)
  Interest income                                         169                 214                 --     |           764
  Other expense                                        (9,070)               (322)                --     |            --
                                                    ---------           ---------           --------     |      --------
                                                     (101,292)           (128,258)            (7,537)    |       (39,398)
                                                    ---------           ---------           --------     |      --------
     Loss before benefit from income                 (323,274)           (286,194)           (10,211)    |       (38,047)
         taxes                                                                                           |
                                                                                                         |
BENEFIT FROM INCOME TAXES                                  --                  --                 --     |       (13,936)
                                                    ---------           ---------           --------     |      --------
                                                                                                         |
     Loss before minority interest expense           (323,274)           (286,194)           (10,211)    |       (24,111)
                                                                                                         |
MINORITY INTEREST EXPENSE                             (12,828)            (11,038)                --     |         4,499
                                                    ---------           ---------           --------     |      --------
                                                                                                         |
     Net loss                                       $(336,102)          $(297,232)          $(10,211)    |      $(19,612)
                                                    =========           =========           ========     |      ========

          See accompanying notes to consolidated financial statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
                             (Dollars in thousands)

BALANCE, November 15, 1999                                                         $   415,942
    Net loss                                                                           (10,211)
    Distributions to Charter Communications, Inc. and Charter Investment, Inc.            (273)
                                                                                   -----------

BALANCE, December 31, 1999                                                             405,458
    Net loss                                                                          (297,232)
    Contributions from manager                                                       1,631,507
    Distributions to manager                                                           (16,317)
                                                                                   -----------

BALANCE, December 31, 2000                                                           1,723,416
    Net loss                                                                          (336,102)
    Contributions from manager                                                         511,619
    Distributions to manager                                                           (31,218)
    Accumulated other comprehensive income                                               3,673
    Transfer of cable systems to other Charter Holdings subsidiaries                   (36,393)
                                                                                   -----------

BALANCE, December 31, 2001                                                         $ 1,834,995
                                                                                   ===========

          See accompanying notes to consolidated financial statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                 Successor                 |  Predecessor
                                                              -------------------------------------------- | -------------
                                                                                              Period from  |   Period from
                                                                                              November 15, |   January 1,
                                                                 Year Ended December 31,     1999, through | 1999, through
                                                              ----------------------------    December 31, |  November 14,
                                                                  2001             2000           1999     |     1999
                                                              -----------      -----------   ------------- | -------------
                                                                                                           |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                      |
  Net loss                                                    $  (336,102)     $  (297,232)     $ (10,211) |   $(19,612)
  Adjustments to reconcile net loss to net cash flows                                                      |
     from operating activities:                                                                            |
     Depreciation and amortization                                461,289          393,216          7,822  |     39,943
     Deferred income taxes                                             --               --             --  |    (16,969)
     Minority interest expense                                     12,828           11,038             --  |      4,499
     Noncash interest expense                                      17,478           13,568          1,855  |     11,764
  Net change in operating assets and liabilities, net                                                      |
     of effects from acquisitions:                                                                         |
     Accounts receivable                                             (521)          (6,131)           782  |     (1,182)
     Prepaid expenses and other current assets                    (17,560)          (1,841)            76  |       (409)
     Accounts payable and accrued expenses                        (32,596)         112,792         (3,399) |     15,285
     Receivables from and payables to related parties,                                                     |
       including deferred management fees                           2,205           18,531          4,971  |         --
  Other operating activities                                       (2,369)              --           (469) |     (4,987)
                                                              -----------      -----------      ---------  |   --------
                                                                                                           |
     Net cash from operating activities                           104,652          243,941          1,427  |     28,332
                                                              -----------      -----------      ---------  |   --------
                                                                                                           |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                                      |
  Additions to property, plant and equipment                     (368,642)        (329,212)        (2,042) |    (13,683)
  Payments for acquisitions, net of cash acquired                      --          (13,196)            --  |    (47,237)
  Other investing activities                                       (5,864)          (4,934)            --  |    (11,414)
                                                              -----------      -----------      ---------  |   --------
                                                                                                           |
     Net cash from investing activities                          (374,506)        (347,342)        (2,042) |    (72,334)
                                                              -----------      -----------      ---------  |   --------
                                                                                                           |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                                      |
  Borrowings of long-term debt                                  1,208,000          329,000          5,000  |     39,428
  Repayments of long-term debt                                 (1,051,000)        (203,900)            --  |        (20)
  Borrowings from related party                                    27,000          369,684             --  |         --
  Payment of deferred financing costs                              (4,247)              --         (2,000) |         --
  Repayment of bonds                                                 (237)        (370,640)            --  |         --
  Distributions                                                   (31,218)         (16,317)          (273) |         --
  Contribution from manager                                       110,324               --             --  |         --
                                                              -----------      -----------      ---------  |   --------
                                                                                                           |
     Net cash from by financing activities                        258,622          107,827          2,727  |     39,408
                                                              -----------      -----------      ---------  |   --------
                                                                                                           |
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (11,232)           4,426          2,112  |     (4,594)
                                                              -----------      -----------      ---------  |   --------
                                                                                                           |
CASH AND CASH EQUIVALENTS, beginning of period                     11,232            6,806          4,694  |      9,288
                                                              -----------      -----------      ---------  |   --------
                                                                                                           |
CASH AND CASH EQUIVALENTS, end of period                      $        --      $    11,232      $   6,806  |   $  4,694
                                                              ===========      ===========      =========  |   ========
                                                                                                           |
CASH PAID FOR INTEREST                                        $    69,988      $    65,391      $   2,551  |   $ 30,429
                                                              ===========      ===========      =========  |   ========
                                                                                                           |
CASH PAID FOR INCOME TAXES                                    $        --      $        --      $      --  |   $    283
                                                              ===========      ===========      =========  |   ========
                                                                                                           |
NONCASH TRANSACTIONS:                                                                                      |
   Forgiveness of intercompany liabilities by parent                                                       |
    company recorded as equity contribution                   $   394,801      $        --      $      --  |   $     --
  Contribution from parent for acquisition                    $     6,494      $ 1,455,518      $      --  |   $     --
  Transfer of cable systems to other Charter Holdings                                                      |
    subsidiaries                                              $    36,393      $        --      $      --  |   $     --
  Issuance of preferred equity in a subsidiary as payment                                                  |
    for acquisition                                           $        --      $   629,488      $      --  |   $     --
  Contribution from parent for bond redemption                $        --      $   161,772      $      --  |   $     --
  Increase in member's equity resulting from the                                                           |
    application of purchase accounting                        $        --      $        --      $ 383,308  |   $     --

          See accompanying notes to consolidated financial statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

            On November 15, 1999, Charter Communications Holding Company, LLC (Charter Holdco), a direct subsidiary of Charter Communications, Inc. (Charter), acquired all of the equity interests of Avalon Cable, LLC (now known as CC V Holdings or the Company) and Avalon Cable Holdings Finance, Inc. (the Charter Acquisition). Effective January 1, 2000, these acquired interests were transferred to Charter Communications Holdings, LLC (Charter Holdings), a wholly owned subsidiary of Charter Holdco.

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

            As a result of the Charter Acquisition and the application of purchase accounting, financial information in the accompanying consolidated financial statements and notes thereto as of December 31, 2001 and 2000, and for the years ended December 31, 2001 and 2000, and the period from November 15, 1999, through December 31, 1999 (the "Successor Period") are presented on a different cost basis than the financial information for the period from January 1, 1999, through November 14, 1999, (the "Predecessor Period") and therefore, such information is not comparable.

            Effective in December 2000, Charter Holdings contributed all of its equity interests in CC VIII, LLC (Bresnan) to CC V Holdings, resulting in CC V Holdings becoming the parent company of Bresnan. The Company accounted for the contribution of Bresnan as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the accompanying consolidated financial statements include the accounts of CC V Holdings, its wholly owned subsidiaries, and the accounts of Bresnan since February 15, 2000 (the date Bresnan was acquired by Charter Holdco). All significant intercompany accounts and transactions have been eliminated in consolidation.

            Effective on January 2, 2001, the Company entered into certain cable system swap transactions with other subsidiaries of Charter Holdings. Such cable systems swaps were effected in order to increase operational efficiency by swapping systems into the subsidiaries which are physically located closest to them. The Company accounted for the systems transferred into the Company from other Charter Holdings subsidiaries as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, beginning on November 15, 1999, the date the Company was acquired by Charter Holdco, the consolidated financial statements of CC V Holdings include the accounts of four systems that were transferred into the Company from other Charter Holdings subsidiaries. Also, on January 2, 2001, the Company transferred five of its systems to other Charter Holdings subsidiaries as part of the swap transactions. The disposition of such systems by the Company was recorded as a noncash transaction with related parties for the year ended December 31, 2001. In connection with these transactions, Charter Holdings forgave Bresnan's intercompany liabilities totaling approximately $0.4 million that were recorded by the Company as an equity contribution in 2001.

            As of December 31, 2001, the Company owns and operates cable systems serving approximately 971,400 (unaudited) customers. The Company currently offers a full array of traditional analog cable services and advanced bandwidth services such as digital cable television, interactive video programming, Internet access through television-based service, dial-up telephone modems and high-speed cable modems, and video-on-demand. The Company operates primarily in the states of Michigan, Minnesota and Wisconsin and in the New England area.

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

            Depreciation for the Successor Period is provided on the straight-line method over the estimated useful lives of the related assets as follows:

            Cable distribution systems                           3-15 years
            Buildings and leasehold improvements                 5-15 years
            Vehicles and equipment                                3-5 years

            Depreciation for the Predecessor Period was provided on the straight-line method over the estimated useful lives of the related assets as follows:

            Buildings and improvements                           10-25 years
            Cable plant and equipment                             5-12 years
            Vehicles                                                 5 years
            Office furniture and equipment                        5-10 years

Franchises

            Costs incurred in obtaining and renewing cable franchises are deferred and amortized using the straight-line method over a period of 15 years. Franchise rights acquired through the purchase of cable systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of 15 years. The period of 15 years was management's best estimate of the useful lives of the franchises and assumed that substantially all of those franchises that expired during the period would be renewed but not indefinitely. Because substantially all of the Company's franchise rights have been acquired in the past several years (see Note 3), the Company did not have sufficient experience with the local franchise authorities to conclude that renewals of franchises could be accomplished indefinitely. In addition, because the technological state of the Company's cable systems, with many systems with less than 550 megahertz bandwidths, could have resulted in demands from local franchise authorities to upgrade those systems sooner than previously planned, there was a risk that the franchises would not be renewed.

            The Company believes that facts and circumstances have changed to enable it to conclude that substantially all of its franchises will be renewed indefinitely, with some portion of the franchises continuing to be amortized. The Company has sufficiently upgraded the technological state of its cable systems and now has sufficient experience with the local franchise authorities where it acquired franchises to conclude substantially all franchises will be renewed indefinitely. Any revisions to the estimated useful lives of franchises will be reflected in the 2002 financial statements (see Note 22 regarding the adoption of SFAS 142).

            Accumulated amortization related to franchises was $421.4 million and $245.4 million, as of December 31, 2001 and 2000, respectively. Amortization expense related to franchises for the years ended December 31, 2001 and 2000, for the period from November 15, 1999 through December 31, 1999 and for the period from January 1, 1999, through November 14, 1999 was $235.8 million, $244.0 million, $6.0 million and $29.9 million, respectively.

Other Assets

            Costs related to borrowings are deferred and amortized to interest expense using the effective interest method over the terms of the related borrowings. As of December 31, 2001 and 2000, other assets include $5.6 million and $4.0 million, respectively, of deferred financing costs, net of accumulated amortization of $3.4 million and $0.6 million, respectively.

Long-Lived Assets

            The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Revenue Recognition

            Revenues from analog, digital and cable modem services are recognized when the related services are provided. Advertising sales are recognized in the period that the advertisements are broadcast.

            Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis, from the Company's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

Other Long-term Liabilities

            The Company receives upfront payments from certain programmers to promote new cable channels. Revenue is recognized to the extent of the fair value of the advertising services provided to promote the new channel. Such revenue is classified as advertising revenue and totaled $16.4 million for the year ended December 31, 2001 and was insignificant during 2000 and 1999. The remaining portion is deferred and amortized as an offset to programming expense over the respective terms of the program agreements, which range from one to 20 years. The unamortized portion of the deferred payments received is included in other long-term liabilities.

Interest Rate Risk

            The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements and interest rate cap agreements (collectively referred to herein as interest rate agreements) as required under the terms of the credit facilities of our subsidiaries. The Company's policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate cap agreements are used to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates.

            Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company's interest rate agreements are recorded in the consolidated balance sheet at December 31, 2001 as either an asset or liability measured at fair value. The Company recorded no expense in connection with the adoption of SFAS No. 133 for the year ended December 31, 2001.

            The Company has certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. At December 31, 2001, included in accumulated other\comprehensive loss was a loss of $3.7 million related to derivative instruments designated as cash flow hedges. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

            Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, the Company believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. For the year ended December 31, 2001, the Company recorded other expense of $7.9 million for interest rate derivative instruments not designated as hedges.

Income Taxes

            Prior to the Charter Acquisition, the Company filed a consolidated income tax return. The tax benefit of $13.9 million in the accompanying consolidated statement of operations for the period from January 1, 1999, through November 14, 1999, is recorded at 37%. This approximates the statutory tax rate of the Company.

            Beginning November 15, 1999, the Company and its subsidiaries, with the exception of CC V Holdings Finance, Inc., are limited liability companies such that all income taxes are the responsibility of the equity member of the Company and are not provided for in the accompanying consolidated financial statements. In addition, certain subsidiaries or corporations are subject to income taxes but have no operations and, therefore, no material income tax liabilities or assets.

Segments

            In accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, segments have been identified based upon management responsibility. The individual segments have been aggregated into one reportable segment, broadband services.

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

(2) ACQUISITIONS

            In February 2000, Charter Holdings acquired certain cable systems for $13.0 million and contributed those assets to the Company, increasing equity by $13.0 million. The systems acquired serve approximately 6,000 customers located in Minnesota. In September 2000, Bresnan acquired cable systems for a purchase price of $13.2 million. These systems acquired serve approximately 7,100 customers located in Minnesota. These acquisitions were accounted for using the purchase method of accounting, and, accordingly, results of operations of the acquired systems have been included in the accompanying consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the assets acquired based on their fair values, including amounts assigned to property, plant and equipment totaling $4.5 million and franchises totaling $21.5 million. No liabilities were assumed in these acquisitions.

            In February 2000, Charter Holdco acquired the cable systems of Bresnan and immediately transferred its equity in these cable systems to Charter Holdings (the "Bresnan Acquisition"). In December 2000, Charter Holdings contributed all of its equity interests in Bresnan to CC V Holdings (the "Bresnan/Avalon Combination"), increasing equity by $1.4 billion (See Note 1). Charter Holdco acquired these cable systems for a purchase price of approximately $1.1 billion, net of cash acquired, excluding debt assumed of $963.0 million and equity issued by Charter Holdco and preferred equity issued by a subsidiary of Charter Holdings of $384.6 million and $629.5 million, respectively. Charter Holdco allocated the purchase price to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to property, plant and equipment of $345.9 million, other assets of $2.2 million, franchises of $2.8 billion, and liabilities assumed of $1.7 billion. In connection with the Bresnan/Avalon Combination, the Company that issued the preferred equity became a subsidiary of the Company.

            Unaudited pro forma operating results as though the 2000 acquisitions discussed above and the dispositions of five cable systems to other Charter Holdings subsidiaries as discussed in Note 1, with adjustments to give effect to amortization of franchises, interest expense and certain other adjustments, are as follows:

                                                                      Year Ended
                                                                     December 31,
                                                                         2000
                                                                     ------------
Revenues                                                              $ 458,806
Loss from operations                                                   (142,353)
Net loss                                                               (285,602)

            The unaudited pro forma financial information has been presented for comparative purposes and does not purport to be indicative of the results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

(3) ALLOWANCE FOR DOUBTFUL ACCOUNTS

            Activity in the allowance for doubtful accounts is summarized as follows:

                                                            December 31,
                                                       --------------------
                                                         2001        2000
                                                       --------    --------
Balance, beginning of year                             $  1,948    $  1,143
Acquisition of cable systems                                 --         619
Disposition of cable systems                               (278)         --
Charged to expense                                        7,615       5,540
Uncollected balances written off, net of recoveries      (6,765)     (5,354)
                                                       --------    --------
Balance, end of year                                   $  2,520    $  1,948
                                                       ========    ========

(4) PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment consists of the following as of the dates presented:

                                                              December 31,
                                                       ------------------------
                                                           2001          2000
                                                       -----------    ---------
Cable distribution systems                             $   869,497    $ 752,936
Buildings and leasehold improvements                        64,518       48,106
Vehicles and equipment                                      69,249       51,378
                                                       -----------    ---------
                                                         1,003,264      852,420
Less: accumulated depreciation                            (211,107)    (140,234)
                                                       -----------    ---------
                                                       $   792,157    $ 712,186
                                                       ===========    =========

            Depreciation expense for assets owned by the Company for the years ended December 31, 2001 and 2000, for the period from November 15, 1999, through December 31, 1999, and for the period from January 1, 1999, through November 14, 1999, was $225.3 million, $149.2 million, $1.8 million, and $10.3 million, respectively.

            During the years ended December 31, 2001 and 2000, the Company reduced the estimated useful lives of certain depreciable assets expected to be abandoned as a result of its rebuild and upgrade of cable distribution systems. As a result, an additional $96.2 million and $37.4 million of depreciation expense was recorded during the years ended December 31, 2001 and 2000, respectively. The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. While the Company believes its estimates of useful lives are reasonable, significant differences in actual experience or significant changes in assumptions may affect future depreciation expense.

(5) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

            Accounts payable and accrued expenses consist of the following as of the dates presented:

                                                             December 31,
                                                     ---------------------------
                                                       2001               2000
                                                     --------           --------
Accounts payable                                     $ 21,837           $ 52,261
Capital expenditures                                   24,212             35,690
Accrued interest                                       16,640             36,832
Accrued programming                                    18,924             16,956
Franchises fees                                         6,713              7,603
Other                                                  68,741             72,127
                                                     --------           --------
                                                     $157,067           $221,469
                                                     ========           ========

(6) LONG-TERM DEBT

            The Company has outstanding the following borrowings on long-term debt arrangements as of the dates presented:

                                                           December 31,
                                                  -----------------------------
                                                      2001              2000
                                                  -----------       -----------
Avalon credit facilities                          $        --       $   213,000
CC VIII credit facilities (Bresnan)                 1,082,000           712,000
Avalon 11.875% Notes                                  179,750           179,750
Other                                                   1,313             1,551
                                                  -----------       -----------
                                                    1,263,063         1,106,301
Less: unamortized net discount                        (33,458)          (48,077)
                                                  -----------       -----------
                                                  $ 1,229,605       $ 1,058,224
                                                  ===========       ===========

Avalon Credit Facilities

            In connection with the Bresnan/Avalon combination in January 2001, all amounts due under the Avalon credit facilities were repaid using borrowings from the Bresnan credit facilities and the Avalon credit facilities were terminated. In addition, the CC VIII credit facilities were amended and restated to, among other things, increase borrowing availability by $550.0 million.

CC VIII Credit Facilities

            Upon the completion of the Bresnan/Avalon combination in January 2001, the CC VIII credit facilities were amended and restated to, among other things, increase borrowing availability by $555.0 million. The credit facilities were further amended and restated on January 3, 2002 and provide for borrowings of up to $1.55 billion. The CC VIII credit facilities provide for three term facilities, two Term A facilities with an aggregate principal amount of $500.0 million that mature in June 2007, and a Term B facility with a principal amount of $500.0 million that matures in February 2008. The CC VIII credit facilities also provide for two reducing revolving credit facilities, in the aggregate amount of $550.0 million, which will reduce quarterly beginning in March 2002 and September 2005, respectively, with maturity dates in June 2007. At the option of the lenders, supplemental facilities in the amount of $300.0 million may be available. Amounts under the CC VIII credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans (6.09% to 7.84% as of December 31, 2001) and up to 1.75% for base rate loans. A quarterly commitment fee of between 0.250% and 0.375% is payable on the unborrowed balance of the revolving credit facilities.

            As of December 31, 2001, outstanding borrowings were $1.1 billion, and unused availability was $368.0 million. After giving effect to the amendment to the CC VIII credit facilities on January 3, 2002, unused availability would have been $468.0 million as of December 31, 2001. The Company repaid $107.0 million under the CC VIII revolving credit facilities with proceeds from the issuance by Charter Holdings of its January 2002 senior and senior discount notes.

Avalon Senior Notes

            Prior to the Charter Acquisition, the predecessor company issued 11.875% senior discount notes due 2008 (the "Avalon 11.875% Notes") and 9.375% senior subordinated notes due 2008 (the "Avalon 9.375% Notes"). This debt was assumed by the Company in the Charter Acquisition. After December 1, 2003, cash interest on the Avalon 11.875% Notes will be payable semiannually on June 1 and December 1 of each year, commencing June 1, 2004.

            In January 2000, the Company, through change of control offers and purchases in the open market, completed the repurchase of the Avalon 9.375% Notes with a total outstanding principal amount of $150.0 million for a total of $153.7 million. Also in January 2000, Charter Holdings repurchased a portion of the Avalon 11.875% Notes with a total outstanding principal amount of $16.3 million for a total of $10.5 million. The repurchase of the Avalon 9.375% Notes and the Avalon 11.875% Notes was funded by a portion of the cash proceeds from the issuance of notes with a principal amount of $1.5 billion by Charter Holdings in January 2000 (the January 2000 Charter Holdings notes). The repayment of the debt was contributed to the Company and recorded as a capital contribution of $161.8 million. The unamortized discount related to the Avalon 11.875% Notes was $33.5 million as of December 31, 2001 and $48.1 million as of December 31, 2000.

            The indentures governing the debt and credit agreements require the issuers of the debt and/or its subsidiaries to comply with various financial and other covenants, including the maintenance of certain operating and financial ratios. These debt and credit instruments also contain substantial limitations on, or prohibitions of distributions, additional indebtedness, liens, asset sales and certain other items. As a result of limitations and prohibitions of, distributions, substantially all of the net assets of the consolidated subsidiaries are restricted for distribution to Charter Holdings, Charter Holdco and Charter.

Bresnan Notes

            In connection with Charter Holdco's acquisition of Bresnan in February 2000, Charter Holdco assumed Bresnan's outstanding $170.0 million in principal amount of 8.000% senior notes due 2009 and $275.0 million in principal amount at maturity of 9.250% senior discount notes due 2009 with an accreted value of $192.2 million. In March 2000, Charter Holdings, through change of control offers and purchases in the open market, completed the repurchase of all of the outstanding Bresnan notes at purchase prices of 101% of the outstanding principal amounts plus accrued and unpaid interest or accreted value, as applicable, for a total of $369.7 million, using a portion of the proceeds from the sale of the January 2000 Charter Holdings Notes. The funds were loaned from Charter Holdings to Bresnan and recorded as payables to related parties on the accompanying consolidated balance sheets. In 2001, Charter Holdings released the Company from its obligation to repay these funds and the Company recorded $394.8 million, representing original borrowings plus interest, as an equity contribution.

            Based upon outstanding indebtedness as of December 31, 2001, giving effect to the refinancing of certain of the Company's credit facilities on January 3, 2002, the amortization of term loans, scheduled reductions in available borrowings of the revolving credit facilities, and the maturity dates for all senior and subordinated notes and debentures, aggregate future principal payments on the total borrowings under all debt agreements as of December 31, 2001, are as follows:

                      Year                          Amount
                    ----------                    ----------
                      2002                        $       --
                      2003                           147,565
                      2004                            80,218
                      2005                           105,001
                      2006                           129,998
                    Thereafter                       800,281
                                                  ----------
                                                  $1,263,063
                                                  ==========

(7) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

            Effective January 1, 2001, we adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." Our interest rate agreements are recorded in the consolidated balance sheet at December 31, 2001 as either an asset or liability measured at fair value. We recorded no expense in connection with the adoption of SFAS No. 133 for the year ended December 31, 2001.

            We have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. At December 31, 2001, included in accumulated other comprehensive loss was a gain of $3.7 million related to derivative instruments designated as cash flow hedges. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

            Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, we believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. For the year ended December 31, 2001, the Company recorded other expense of $7.9 million for interest rate derivative instruments not designated as hedges.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying and fair values of the Company's significant financial instruments as of the dates presented are as follows:

                                                                As of December 31,
                                          -------------------------------------------------------------
                                                      2001                             2000
                                          ---------------------------       ---------------------------
                                           Carrying           Fair           Carrying           Fair
                                             Value            Value            Value            Value
                                          ----------       ----------       ----------       ----------
Debt:
Avalon credit facilities                  $       --       $       --       $  213,000       $  213,000
CC VIII credit facilities (Bresnan)        1,082,000        1,082,000          712,000          712,000
Avalon 11.875% Notes                         146,292          146,496          131,673          119,534
Loans payable-related parties                 27,000           27,000          369,684          369,684
Other                                          1,313            1,313            1,551            1,551
                                          ----------       ----------       ----------       ----------
    Total                                 $1,256,605       $1,256,809       $1,427,908       $1,415,769
                                          ==========       ==========       ==========       ==========

                                                         As of December 31,
                         ---------------------------------------------------------------------------------
                                          2001                                       2000
                         --------------------------------------      -------------------------------------
                         Carrying       Notional         Fair        Carrying       Notional        Fair
                           Value         Amount          Value         Value         Amount         Value
                         --------       --------       --------      --------       --------       -------
Interest Rate
    Cap Agreement        $     --       $     --       $     --       $    --       $ 15,000       $    --
Interest Rate
    Swap Agreement       $  4,195       $700,000       $  4,195       $    --       $     --       $    --

            The carrying values of the credit facilities approximate fair value as the outstanding borrowings bear interest at market rates. The fair value of the Avalon 11.875% Notes are based on quoted market prices. The interest pay rate for the interest rate cap agreement was 9.0% at December 31, 2000.

            The Company has estimated the fair value of its financial instruments as of December 31, 2001 and 2000 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

            The carrying amounts of cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments. The Company is exposed to market price risk volatility with respect to investments in publicly traded and privately held entities.

            The fair value of interest rate agreements represents the estimated amount the Company would receive or pay upon termination of the agreements. Management believes that the sellers of the interest rate agreements will be able to meet their obligations under the agreements. In addition, some of the interest rate agreements are with certain of the participating banks under the Company's credit facilities, thereby reducing the exposure to credit loss. The Company has policies regarding the financial stability and credit standing of major counterparties. Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the Company's consolidated financial position or results of operations.

            The Company's credit facilities bear interest at current market rates and, thus, their carrying value approximates fair value at December 31, 2001 and 2000. The Company is exposed to interest rate volatility with respect to these variable-rate instruments.

            The estimated fair value of the Company's notes and interest rate agreements at December 31, 2001 and 2000 are based on quoted market prices or a discounted cash flow analysis using the Company's incremental borrowing rate for similar types of borrowing arrangements and dealer quotations.

(9) MINORITY INTEREST

            Minority interest represents preferred membership units issued by a subsidiary in connection with the acquisition of Bresnan by Charter Holdco. The preferred membership units are exchangeable on a one-for-one basis for shares of Class A common stock of Charter and accrete at a rate of 2% per year. The accretion on the preferred membership units is recorded as minority interest expense in the accompanying consolidated statements of operations.

(10) SHAREHOLDERS' EQUITY

            Shareholders' equity for the predecessor period is as follows:

                                               Additional                       Total
                                  Common         Paid-in      Accumulated    Shareholders'
                                   Stock         Capital        Deficit         Equity
                                 --------      ----------     -----------    -------------
BALANCE, January 1, 1999         $     --       $ 35,000       $ (8,918)       $ 26,082
   Net loss                            --             --        (19,612)        (19,612)
                                 --------      ----------     -----------    -------------
BALANCE, November 14, 1999       $     --       $ 35,000       $(28,530)       $  6,470
                                 ========      ==========     ===========    =============

(11) REVENUES

            Revenues consist of the following for the periods presented:

                                         Successor                  Predecessor
                        ----------------------------------------   ------------
                                                    Period From    Period from
                                                    November 15,    January 1,
                                                       1999,          1999,
                        Year Ended December 31,       Through        through
                        -----------------------     December 31,   November 14,
                          2001           2000           1999           1999
                        --------       --------     ------------   ------------
Analog video            $383,461       $393,105       $ 12,424       $ 83,809
Digital video             29,613         12,187             --             --
Cable modem               28,299         11,927             --             --
Advertising sales         38,623         35,220            345             --
Other                     42,803         46,907          1,161         10,574
                        --------       --------     ------------   ------------
                        $522,799       $499,346       $ 13,930       $ 94,383
                        ========       ========     ============   ============

(12) OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

            Operating, general and administrative expenses consist of the following for the periods presented:

                                                Successor                    Predecessor
                                  ----------------------------------------   ------------
                                                              Period From    Period from
                                                              November 15,    January 1,
                                                                 1999,          1999,
                                  Year Ended December 31,       Through        through
                                  -----------------------     December 31,   November 14,
                                    2001           2000           1999           1999
                                  --------       --------     ------------   ------------
General, administrative and
   service                        $109,947       $108,073       $  4,369       $ 27,279
Analog video programming           125,931        117,062          3,597         24,927
Digital video                       11,419          5,614             --             --
Cable modem                          8,761          4,945             --             --
Advertising sales                    9,474          8,985             17             --
Marketing                           10,320         11,316            298            883
                                  --------       --------     ------------   ------------
                                  $275,852       $255,995       $  8,281       $ 53,089
                                  ========       ========     ============   ============

(13) RELATED-PARTY TRANSACTIONS

            Charter Investment, Inc. (Charter Investment) and Charter, an entity controlled by Paul G. Allen, provide management services to the Company including centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self- insurance programs for medical, dental and workers' compensation claims. Certain costs for these services are billed and charged directly to the Company and are included in operating costs. These costs are allocated based on the number of basic customers. Such costs totaled $13.7 million and $7.1 million for the years ended December 31, 2001 and 2000. All other costs incurred by Charter Investment and Charter on behalf of the Company are recorded as expenses in the accompanying consolidated financial statements and are included in corporate expense charges-related parties. Management fees are stipulated in the management agreements between Charter Investment, Charter and the Company. To the extent management fees charged to the Company are greater (less) than the corporate expenses incurred by Charter Investment and Charter, the Company records distributions to (capital contributions from) Charter Investment and Charter. For the years ended December 31, 2001 and 2000, the management fee charged to the Company approximated the corporate expenses incurred by Charter Investment and Charter on behalf of the Company. The Company's credit facilities prohibit payments of management fees in excess of 3.5% of revenues until repayment of the outstanding indebtedness. Any amount in excess of 3.5% of revenue owed to Charter Investment or Charter based on the management agreement would be recorded as deferred management fees-related parties. Management believes that costs incurred by Charter Investment and Charter on the Company's behalf and included in the accompanying consolidated financial statements are not materially different than costs the Company would have incurred as a stand-alone entity.

            The Company pays costs on behalf of Charter Investment and Charter. These costs are reimbursed by Charter Investment and Charter and are recorded as receivables from related parties in the accompanying consolidated financial statements.

            Charter, Mr. Allen and certain affiliates of Mr. Allen own equity interests or warrants to purchase equity interest in various entities that provide services or programming to the Company, including High Speed Access Corp. (HSA), WorldGate Communications, Inc. (WorldGate), Wink Communications, Inc. (Wink), TechTV, Inc. (TechTV), USA Networks, Inc. (USA) and Oxygen Media Corporation (Oxygen Media), digeo, inc., Microsoft Corporation. In addition, certain officers or directors of Charter also serve as directors of USA and numerous privately held companies.

            Certain of the Company's cable customers receive cable modem-based Internet access through HSA and TV-based Internet access through WorldGate. For the years ended December 31, 2001, 2000 and 1999, revenues attributable to these services were less than 1% of total revenues.

            The Company receives or will receive programming and certain interactive features embedded into the programming for broadcast via its cable systems from Wink, TechTV, USA, and Oxygen. The Company pays a fee for the programming service generally based on the number of customers receiving the service. Such fees for the years ended December 31, 2001, 2000 and 1999, were less than 1% of total operating expenses. In addition, the Company receives commissions from USA for home shopping sales generated by its customers. Such revenues for the years ended December 31, 2001, 2000 and 1999, were less than 1% of total revenues.

            During the years ended December 31, 2001 and 2000, the Company distributed $31.2 million and $16.3 million, respectively, to Charter Holdings that was used by Charter Holdings to meet the interest obligations on its high-yield notes.

(14) COMMITMENTS AND CONTINGENCIES

Leases

            The Company leases certain facilities and equipment under noncancellable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2001 and 2000, for the period from November 15, 1999, through December 31, 1999, and for the period from January 1, 1999, through November 14, 1999, were $1.7 million, $2.1 million, $0.2 million and $1.5 million respectively. As of December 31, 2001, future minimum lease payments are as follows:

                       Year                           Amount
                    ----------                        ------
                       2002                           $1,233
                       2003                              860
                       2004                              581
                       2005                              436
                       2006                              293
                    Thereafter                           951

            The Company also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2001 and 2000, was $2.9 million and $3.4 million, respectively.

Regulation In The Cable Industry

            The operation of a cable system is extensively regulated by the Federal Communications Commission (FCC), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation's communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

            The 1996 Telecom Act required the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company's operations.

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

            The Company cannot predict at this time the effect of the elections to exercise appraisal rights on the Company. If a Delaware court were to find that the fair value of the Mercom common shares, exclusive of any element of value arising from the acquisition of Mercom, exceeded $12.00 per share, the Company would have to pay the additional amount for each Mercom common share subject to the appraisal proceedings together with a fair rate of interest. The Company could be ordered by the Delaware court also to pay reasonable attorney's fees and the fees and expenses of experts for the shareholders. In addition, the Company would have to pay its own litigation costs. The Company has already provided for the consideration of $12.00 per Mercom common share due under the terms of the merger with Mercom with respect to these shares but has not provided for any additional amounts or costs. The Company can provide no assurance as to what a Delaware court would find in any appraisal proceeding or when this matter will be resolved. Accordingly, the Company cannot assure that the ultimate outcome would have no material adverse impact on the consolidated financial condition or results of operations of the Company.

            The Company is party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits and claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(15) EMPLOYEE BENEFIT PLAN

            Avalon Michigan and Bresnan had qualified savings plans under
Section 401(k) of the Internal Revenue Code (the "Plan"). In connection with the Charter Acquisition and the Bresnan Acquisition, the Plans' assets were frozen as of the dates of acquisitions, and employees became fully vested. The Company's employees with two months of service are eligible to participate in the Charter Communications, Inc. 401(k) Plan (the "Charter Plan"). Employees that qualify for participation in the Charter Plan can contribute up to 15% of their salary, on a before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matches 50% of the first 5% of participant contributions. The Company made contributions to the 401(k) Plan totaling $1.0 million and $0.8 million for the years ended December 31, 2001 and 2000, respectively.

(16) OPTION PLANS

            Eligible employees of the Company participate in the 1999 Option Plan of Charter Communications Holding Company (the "1999 Plan") and the 2001 Stock Incentive Plan of Charter Communications, Inc. (the "2001 Plan"). The 1999 Plan provides for the grant of options to purchase membership units in Charter Communications Holding Company to current and prospective employees and consultants of the Company. Membership units received upon exercise of any options are immediately exchanged for shares of Charter Communications, Inc. Class A common stock on a one-for-one basis. Options granted generally vest over five years from the grant date, commencing 15 months after the date of grant. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period, but not later than ten years from the date of grant. Membership units received upon exercise of the options are automatically exchanged into Class A common stock of Charter on a one-for-one basis.

            The 2001 Plan provides for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (not to exceed 3,000,000) as each term is defined in the 2001 Plan. Employees, officers, consultants and directors of the Company are eligible to receive grants under the 2001 Plan. Options granted generally vest over four years from the grant date, with 25% vesting on each anniversary date following the grant date until options are fully vested. Generally, options expire 10 years from the grant date.

            The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for the option plans. Accordingly, no compensation expense was recorded for the years ended December 31, 2001 and 2000, for the period from November 15, 1999, through December 31, 1999 and for the period from January 1, 1999 through November 14, 1999.

(17) NEW ACCOUNTING STANDARDS

            In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and was adopted by the company on July 1, 2001. Adoption of SFAS No. 141 did not have a significant impact on the consolidated financial statements of the Company.

            Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS Nos. 141 and 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. The Company believes that substantially all franchises will qualify for indefinite life treatment under the new standard. While their analysis, including the impairment testing of franchises required under the new standard, is not complete, they expect to stop amortizing franchise intangible assets that meet the indefinite life treatment beginning January 1, 2002. The Company will test these assets for impairment at least annually. Other than during any periods in which the Company may record a charge for impairment, the Company expects that the adoption of SFAS No. 142 will result in a reduced loss as a result of reduced amortization expense. Based on the Company's preliminary evaluation, if the new standard had been in effect for 2001, amortization expense would have been reduced by approximately $210.0 million to $235.8 million.

            Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Company.

            In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 144 will not have a material impact on the consolidated financial statements of the Company.

                                  EXHIBIT INDEX

Exhibit
 Number                                Description
-------     --------------------------------------------------------------------
2.2         Securities Purchase Agreement, dated as of May 13, 1999, by and between Avalon Cable Holdings, LLC, Avalon Investors, L.L.C., Avalon
            Cable of Michigan Holdings, Inc., CC V Holdings, LLC(formerly known as Avalon Cable LLC), Charter Communications Holdings LLC and
            Charter Communications, Inc. (1)

2.13 Purchase and Contribution Agreement entered into as June 1999, by and among BCI (USA), LLC, William Bresnan, Blackstone BC Capital
            Partners LP, Blackstone BC Offshore Capital Partners L.P.,
            Blackstone Family Investment Partnership III LP, TCID of Michigan,
            Inc. and TCI Bresnan LLC and Charter Communications Holding Company,
            LLC (now called Charter Investment, Inc.) (Incorporated by reference to Amendment No. 2 to the registration statement on Form S-1 of Charter Communications, Inc filed on September 28, 1999 (File No.
            333-83887)).

3.1         Certificate of Formation of CC V Holdings, LLC (formerly Known as
            Avalon Cable LLC). (2)

3.1(a) Amendment to Certificate of Formation of CC V Holdings, LLC(formerly known as Avalon Cable LLC). (5)

3.2         Certificate of Incorporation of CC V Holdings Finance, Inc.
            (formerly known as Avalon Cable Holdings Finance, Inc.). (2)

3.5         Amended and Restated Limited Liability Company Agreement of CC V
            Holdings, LLC (formerly known as Avalon Cable LLC). (2)

3.6         Amended and Restated By-Laws of CC V Holdings Finance, Inc.
            (formerly known as Avalon Cable Holdings Finance, Inc.). (5)

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

10.2(f) Management Agreement dated as of February 14, 2000, by and between CC VIII Operating, LLC, certain subsidiaries of CC VIII Operating,
            LLC and Charter Communications, Inc. (4)

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

Exhibit
 Number                                Description
-------     --------------------------------------------------------------------
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

10.17       Second Amendment and Restated Credit Agreement dated as of
            February2, 1999, as Amended and Restated as of January 2, 2001 by and among CC VIII Operating LLC, as borrower, CC VIII Holdings, LLC, as guarantor, and several financial institutions or entities named therein. (6)

10.18       Third Amended and Restated Credit Agreement, among CC VIII
            Operating, LLC, as borrower, CC VIII Holdings, LLC, as guarantor, and certain lenders and agents named therein, dated as of February
            2, 1999, as amended and restated as of January 3, 2002 (Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed by Charter Communications, Inc. on January 24, 2002 (File No.
            000-27927)).

10.22 Exchange Agreement, dated as of February 14, 2000, by and among Charter Communications, Inc., BCI (USA), LLC, William J. Bresnan,
            Blackstone BC Capital Partners LP, Blackstone BC Offshore Capital
            Partners LP, Blackstone Family Media III LP (as assignee of
            Blackstone Family Investment III LP.), TCID of Michigan, Inc., and
            TCI Bresnan LLC (Incorporated by reference to the current report on Form 8-K of Charter Communications, Inc. filed on February 29,
            2000(File No. 000-27927)).

99.1        Letter responsive to Temporary Note 3T to Article 3 of Regulation
            S-X.

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

(3) Incorporated by reference to the report on Form 8-K of Charter Communications, Inc. (File No. 333-83887) filed on November 29, 1999.

(4) Incorporated by reference to the Annual Report on Form 10-K of Charter Communications, Inc. (File No. 000-27927) filed on March 30, 2000.

(5) Incorporated by reference to the Annual Report on Form 10-K of CC V Holdings, LLC and CC V Holdings Finance, Inc. (File Nos. 333-75415 and 333-75415-03, respectively) filed on March 30, 2000.

(6) Incorporated by reference to the Annual Report on Form 10-K of CC V Holdings, LLC and CC V Holdings Finance, Inc. (File Nos. 333-75415 and 333-75415-03, respectively) filed on March 30, 2001.