Form 10-Q
period 2002-03-31
CC V HOLDINGS LLC; AVALON CABLE HOLDINGS FINANCE INC
filed 2002-05-10
CIK 1082692, 1082699

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2002.

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Transition Period From    to    .
                                                     ----  ----
                            Commission File Numbers:
                                    333-75415
                                  333-75415-03

                               CC V Holdings, LLC*
                          CC V Holdings Finance, Inc.*
                          ----------------------------
           (Exact names of registrants as specified in their charters)


                         Delaware                              13-4029965
                         Delaware                              13-4029969
                         --------                              ----------
              (State or other jurisdiction of               (I.R.S. Employer
              incorporation or organization)               Identification No.)

                  12405 Powerscourt Drive
                    St. Louis, Missouri                           63131
                    -------------------                           -----
         (Address of principal executive offices)              (Zip Code)

   (Registrants' telephone number, including area code)      (314) 965-0555


Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

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

                               CC V HOLDINGS, LLC
                           CC V HOLDINGS FINANCE, INC.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
Part I.  Financial Information

         Item 1. Financial Statements - CC V Holdings, LLC and Subsidiaries.                                   3

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.       10

         Item 3. Quantitative and Qualitative Disclosures about Market Risk.                                  13

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K.                                                            14

Signatures.                                                                                                   15

Note: Separate financial statements of CC V Holdings Finance, Inc. have not been presented as this entity had no operations and substantially no assets or equity. Accordingly, management has determined that such financial statements are not material.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in this Quarterly Report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission or the SEC, and include, but are not limited to:

         - our plans to achieve growth by offering advanced products and services;

         - our anticipated capital expenditures for our upgrades and new equipment and facilities;

         - our ability to fund capital expenditures and any future acquisitions;

         -        the effects of governmental regulation on our business;

         - our ability to compete effectively in a highly competitive and changing environment;

         - our ability to obtain programming as needed and at a reasonable price; and

         - general business and economic conditions, particularly in light of the uncertainty stemming from recent terrorist activities in the United States and the armed conflict abroad.

         All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no obligation to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                 MARCH 31, 2002   DECEMBER 31, 2001
                                                                                 --------------   -----------------
                                                                                   (UNAUDITED)
                                                    ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                      $    2,640          $       --
      Accounts receivable, less allowance for doubtful
         accounts of $1,899 and $2,520, respectively                                      8,811              11,692
      Receivable from manager - related party                                            30,811              22,419
      Prepaid expenses and other current assets                                           1,171               1,894
                                                                                    -----------          ----------
                    Total current assets                                                 43,433              36,005
                                                                                    -----------          ----------

INVESTMENT IN CABLE PROPERTIES:
      Property, plant and equipment, net of accumulated
         depreciation of $237,234 and $211,107, respectively                            788,650             792,157
      Franchises, net of accumulated amortization of $422,199
          and $421,633, respectively                                                  3,088,394           3,088,958
                                                                                    -----------          ----------

                    Total investment in cable properties, net                         3,877,044           3,881,115
                                                                                    -----------          ----------

OTHER ASSETS                                                                             13,088               7,845
                                                                                    -----------          ----------

                   Total assets                                                      $3,933,565          $3,924,965
                                                                                    ===========          ==========

                                           LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                            $  121,995        $  166,227
                                                                                      -----------        ----------

                    Total current liabilities                                             121,995           166,227
                                                                                      -----------        ----------

LONG-TERM DEBT                                                                          1,183,437         1,229,605

LOANS PAYABLE-RELATED PARTIES                                                              38,060            27,000

OTHER LONG-TERM LIABILITIES                                                                 7,684            12,275

MINORITY INTEREST                                                                         658,093           654,863

MEMBER'S EQUITY                                                                         1,924,296         1,834,995
                                                                                      -----------        ----------

                     Total liabilities and member's equity                             $3,933,565        $3,924,965
                                                                                      ===========        ==========


          See accompanying notes to consolidated financial statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                  2002              2001
                                                               -----------       ---------
                                                                        (UNAUDITED)
REVENUES                                                       $ 139,032         $ 121,061
                                                               ---------         ---------
OPERATING EXPENSES:
    Operating, general and administrative                         78,659            65,147
    Depreciation and amortization                                 62,204           116,135
    Corporate expense charges - related party                      1,996             1,951
                                                               ---------         ---------

                                                                 142,859           183,233
                                                               ---------         ---------

          Loss from operations                                    (3,827)          (62,172)

OTHER INCOME (EXPENSE):
    Interest expense, net                                        (20,165)          (25,828)
    Gain on derivative instruments and hedging activity            5,475                --
    Other, net                                                       234              (110)
                                                               ---------         ---------

                                                                 (14,456)          (25,938)
                                                               ---------         ---------

           Loss before minority interest expense                 (18,283)          (88,110)

  Minority interest expense                                       (3,230)           (3,159)
                                                               ---------         ---------

           Net loss                                            $ (21,513)        $ (91,269)
                                                               =========         =========


          See accompanying notes to consolidated financial statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                             --------------------------------
                                                                                 2002                 2001
                                                                             ------------        ------------
                                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $   (21,513)        $   (91,269)
    Adjustments to reconcile net loss to net cash flows from
      operating activities:
           Depreciation and amortization                                          62,204             116,135
           Minority interest expense                                               3,230               3,159
           Noncash interest expense                                                3,968               3,620
           Gain on derivative instruments and hedging activities                  (5,475)                 --
    Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
           Accounts receivable                                                     2,880               2,021
           Prepaid expenses and other current assets                                 723              (3,968)
           Accounts payable and accrued expenses                                 (44,234)            (36,045)
           Payables to and receivables from manager - related party               (8,392)             10,484
    Other operating activities                                                    (3,248)             (3,402)
                                                                             -----------         ------------
               Net cash flows from operating activities                           (9,857)                735
                                                                             -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property, plant and equipment                                (53,691)            (69,042)
                                                                             -----------         ------------

                Net cash flows from investing activities                         (53,691)            (69,042)
                                                                             -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings of long-term debt                                               82,000           1,030,000
       Repayments of long-term debt                                             (132,000)           (950,135)
       Borrowings from related party                                              38,060                  --
       Repayments to related party                                               (27,000)                 --
       Repayments of bonds                                                          (135)                 --
       Payments for debt issuance costs                                           (3,704)             (4,246)
       Contributions from manager - related party                                108,967              (7,688)
                                                                             -----------         ------------

                 Net cash flows from financing activities                         66,188              67,931
                                                                             -----------         ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            2,640                (376)

CASH AND CASH EQUIVALENTS, beginning of period                                        --              11,232
                                                                             -----------         ------------

CASH AND CASH EQUIVALENTS, end of period                                     $     2,640         $    10,856
                                                                             ===========         ============

CASH PAID FOR INTEREST                                                       $    17,866         $     9,838
                                                                             ===========         ============

NON-CASH TRANSACTIONS:
   Transfer of cable systems to other Charter Holdings subsidiaries          $        --         $    36,393
                                                                             ===========         ============

   Forgiveness of intercompany liabilities by parent company recorded
      as equity contribution                                                 $        --         $   394,801
                                                                             ===========         ============

          See accompanying notes to consolidated financial statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)


1. ORGANIZATION AND BASIS OF PRESENTATION

         On November 15, 1999, Charter Communications Holding Company, LLC (Charter Holdco), a direct subsidiary of Charter Communications, Inc. (Charter), acquired all of the equity interests of Avalon Cable, LLC (now known as CC V Holdings or the Company) and Avalon Cable Holdings Finance, Inc. (now known as CC V Holdings Finance, Inc.) Effective January 1, 2000, these acquired interests were transferred to Charter Communications Holdings, LLC (Charter Holdings), a wholly owned subsidiary of Charter Holdco.

         Effective in December 2000, Charter Holdings contributed all of its equity interests in CC VIII, LLC (CC VIII, formerly known as Bresnan) to CC V Holdings, resulting in CC V Holdings becoming the parent company of CC VIII. The Company accounted for the contribution of CC VIII as a reorganization of entities under common control in a manner similar to a pooling of interests. In connection with this transaction, Charter Holdings forgave CC VIII's intercompany liabilities totaling $294.8 million which were recorded by the Company as an equity contribution. CC V Holdings is a Delaware limited liability company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         As of March 31, 2002, the Company owns and operates cable systems serving approximately 957,300 customers. The Company currently offers a full array of traditional analog cable services and advanced bandwidth services such as digital cable television, interactive video programming, Internet access through television-based service, dial-up telephone modems and high-speed cable modems, and video-on-demand. The Company operates primarily in the states of Michigan, Minnesota and Wisconsin and in the New England area.

Reclassifications

         Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

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

         The accompanying consolidated financial statements are unaudited; however, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. For further information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

3. LONG-TERM DEBT

         In January 2001, all amounts due under the CCV Holdings credit facilities were repaid using borrowings from the CC VIII Operating credit facilities and the CCV Holdings credit facilities were terminated. In addition, the CC VIII

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)


Operating credit facilities were amended and restated to, among other things, increase borrowing availability by $550.0 million to $1.45 billion. The credit facilities were further amended and restated on January 3, 2002 and provide for borrowings of up to $1.55 billion.

         Long-term debt consists of the following as of the dates presented:


                                                   MARCH 31,        DECEMBER 31,
                                                     2002              2001
                                                 -----------       -----------
CC VIII Operating credit facilities              $ 1,032,000       $ 1,082,000
CC V Holdings senior discount notes                  150,259           146,292
Other                                                  1,178             1,313
                                                 -----------       -----------
                                                 $ 1,183,437       $ 1,229,605
                                                 ===========       ===========

4. INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, among other things, eliminates the amortization of goodwill and indefinite-lived intangible assets. The Company has sufficiently upgraded the technological state of its cable systems and now has sufficient experience with the local franchise authorities where it acquired franchises to conclude substantially all franchises will be renewed indefinitely.

         On January 1, 2002, the Company adopted SFAS No. 142. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer being amortized against earnings and will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Company had an independent appraisal performed to determine the valuations of its franchises. Franchises were aggregated into essentially inseparable reporting units to conduct the valuations. The valuation determined that the fair value of each of the Company's reporting units exceeded their carrying amount. As a result, no impairment charge was recorded upon adoption. The carrying amount of franchises as of March 31, 2002 and December 31, 2001 was $3.1 billion.

         The effect of the adoption of SFAS No. 142 as of March 31, 2002 and December 31, 2001 is presented in the following table:

                                             MARCH 31, 2002                                 DECEMBER 31, 2001
                             ---------------------------------------------- ------------------------------------------------
                             GROSS CARRYING    ACCUMULATED        NET       GROSS CARRYING     ACCUMULATED        NET
                                 AMOUNT       AMORTIZATION  CARRYING AMOUNT     AMOUNT         AMORTIZATION  CARRYING AMOUNT
                             --------------   ------------  --------------- --------------     ------------  ---------------
INDEFINITE-LIVED INTANGIBLE
ASSETS:

   Franchises with
     indefinite lives          $3,484,833      $  418,539      $3,066,294      $3,484,833      $  418,539      $3,066,294

FINITE-LIVED INTANGIBLE
ASSETS:

   Franchises with
     finite lives                  25,760           3,660          22,100          25,758           3,094          22,664
                             ------------      ----------      ----------      ----------      ----------      ----------
   Total franchises            $3,510,593      $  422,199      $3,088,394      $3,510,591      $  421,633      $3,088,958
                             ============      ==========      ==========      ==========      ==========      ==========

         Amortization expense for the three months ended March 31, 2002 was $0.6 million which represented amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142 and costs associated with franchise renewals. Certain franchises did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These costs are amortized on a straight-line basis over 10 years. For each of the next five years amortization expense relating to these franchises will be approximately $2.3 million per year.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)


         As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. A reconciliation of net loss for the three months ended March 31, 2002 and 2001, as if SFAS No. 142 had been adopted as of January 1, 2001, is presented below:

                                                   2002             2001
                                                 ---------        ---------
NET LOSS:

   Reported net loss                             $(21,513)        $(91,269)
   Add back: amortization of indefinite-lived
   franchises                                          --           55,713
                                                 --------         --------
   Adjusted net loss                             $(21,513)        $(35,556)
                                                 ========         ========

5. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In April 2001, the Company entered into certain interest rate derivative instruments that have been designated as cash flow hedging instruments. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company's interest rate derivative instrument are recorded in the consolidated balance sheet as either an asset or liability measured at fair value. Such instruments are those which effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended March 31, 2002, there was no charge for cash flow ineffectiveness. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive gain. At March 31, 2002 and December 31, 2001, included in accumulated other comprehensive income was a gain of $5.5 million and $3.7 million, respectively, related to derivative instruments designated as cash flow hedges. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

         Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, the Company believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. For the three months ended March 31, 2002, the Company recorded other income of $5.5 million for interest rate derivative instruments not designated as hedges.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)


6. COMPREHENSIVE LOSS

         The Company reports changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, in accumulated other comprehensive gain. Comprehensive loss for the three months ended March 31, 2002 and 2001 was $16.0 million and $91.3 million, respectively.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the company beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table summarizes amounts and the percentages of total revenues for certain items for the periods indicated (dollars in thousands):


                                                                          THREE MONTHS ENDED MARCH 31,
                                                          ------------------------------------------------------
                                                                    2002                          2001
                                                          ------------------------      ------------------------
                                                                            % OF                          % OF
                                                            AMOUNT        REVENUES       AMOUNT         REVENUES
                                                          ---------        -----        ---------        -----
Revenues                                                  $ 139,032        100.0%       $ 121,061        100.0%
                                                          ---------        -----        ---------        -----
Operating expenses:
   Operating, general and administrative                     78,659         56.6%          65,147         53.8%
   Depreciation and amortization                             62,204         44.7%         116,135         95.9%
   Corporate expense charges - related party                  1,996          1.4%           1,951          1.6%
                                                          ---------        -----        ---------        -----
                                                            142,859        102.8%         183,233        151.3%
                                                          ---------        -----        ---------        -----

Loss from operations                                         (3,827)        (2.8)%        (62,172)       (51.31)%

Other income (expense):
   Interest expense, net                                    (20,165)       (14.5)%        (25,828)       (21.3)%
   Gain on derivative instruments and hedging activity        5,475          3.9%              --         --
   Other, net                                                   234          0.2%            (110)        (0.1)%
                                                          ---------        -----        ---------        -----

                                                            (14,456)       (10.4)%        (25,938)       (21.4)%
                                                          ---------        -----        ---------        -----

Loss before minority interest expense                       (18,283)       (13.2)%        (88,110)       (72.7)%

   Minority interest expense                                 (3,230)        (2.3)%         (3,159)         (2.6)%
                                                          ---------        -----        ---------         -----

Net loss                                                  $ (21,513)       (15.5)%      $ (91,269)        (75.3)%
                                                          =========        =====        =========         -----

        Other financial data is as follows for the periods indicated (dollars in thousands, except Average Monthly Revenue per Basic Customer):

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                --------------------------------------------------
                                                                   2002                                    2001
                                                                ----------                              ----------
EBITDA (a)                                                      $   64,086                              $   53,853
Adjusted EBITDA (b)                                                 60,373                                  55,914
Cash flows from operating activities                                (9,857)                                    735
Cash flows from investing activities                               (53,691)                                (69,042)
Cash flows from financing activities                                66,188                                  67,931
Homes passed (at period end) (c)                                 1,518,500                               1,482,500
Basic customers (at period end) (d)                                957,300                                 959,000
Basic penetration (at period end) (e)                                63.0%                                   64.7%
Digital customers (at period end) (f)                              222,400                                 143,000
Digital penetration (at period end) (g)                              23.2%                                   14.9%
Cable modem customers (at period end) (h)                          138,700                                  47,800
Average Monthly Revenue per Basic Customer (quarter) (i)        $    48.41                              $    42.08

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

(b) Adjusted EBITDA represents EBITDA before corporate expense charges, loss on derivative instruments and hedging activity and other income (expense). Adjusted EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, adjusted EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. Adjusted EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because adjusted EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by adjusted EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(c) Homes passed are the number of living units, such as single residence homes, apartments and condominium units, passed by the cable distribution network in a given cable system service area.

(d) Basic customers are customers who receive basic cable service.

(e) Basic penetration represents basic customers as a percentage of homes passed.

(f) Digital customers are customers who receive digital cable service.

(g) Digital penetration represents digital customers as a percentage of basic customers.

(h) Cable modem customers are customers who receive cable modem service.

(i) Average monthly revenue per basic customer represents revenues divided by the number of months in the period divided by the number of basic customers at period end.

COMPARISON OF RESULTS

         THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Revenues. Revenues increased $17.9 million, or 14.8%, to $139.0 million for the three months ended March 31, 2002 from $121.1 million for the three months ended March 31, 2001. Basic revenues increased by $7.4 million due to an increase in rates charged to basic customers. Digital and cable modem revenues increased by $10.5 million related to an increase in digital and cable modem customers and increased rates charged to digital customers.

         Operating, general and administrative expenses. Operating, general and administrative expenses increased $13.6 million, or 20.9%, to $78.7 million for the three months ended March 31, 2002 from $65.1 million for the three months ended March 31, 2001. The increase was primarily due to increases in digital and cable modem customers, continued increases in license fees paid for programming and an increased number of channels provided to customers.

         Depreciation and amortization expense. Depreciation and amortization expense decreased $53.9 million, or 46.4%, to $62.2 million for the three months ended March 31, 2002 from $116.1 million for the three months ended March 31, 2001. This decrease was due primarily to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that franchise intangible assets that meet the indefinite life criteria of SFAS No. 142 no longer be amortized against earnings but instead be tested for impairment on an annual basis. Upon adoption we did not incur an impairment charge and eliminated the amortization of indefinite-lived assets. Amortization of such assets totaled $55.7 million for the quarter ended March 31, 2001. This decrease was partially offset by the increase in depreciation expense related to capital expenditures under our rebuild and upgrade program in 2001 and 2002.

         Corporate expense charges - related party. These charges for the three months ended March 31, 2002 and 2001 represent costs incurred by Charter Holdco and Charter Communications, Inc. on our behalf.

         Gain on derivative instruments and hedging activity. Gain on derivative instruments and hedging activity increased by $5.5 million for the three months ended March 31, 2002 due to favorable positions on interest rate agreements.

         Interest expense, net. Interest expense, net decreased by $5.6 million, or 21.7%, to $20.2 million for the three months ended March 31, 2002 from $25.8 million for the three months ended March 31, 2001. The decrease was primarily due to a decline in our weighted average borrowing rate of 4.5% to 4.1% in the first quarter of 2002 from 8.6% in the first quarter of 2001.

         Minority interest. Minority interest represents the accretion of the preferred membership units in an indirect subsidiary of Charter Holdings issued to certain Bresnan sellers. These membership units are exchangeable on a one-for-one basis for shares of Class A common stock of Charter Communications, Inc.

         Net loss. Net loss decreased by $69.8 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 as a result of the combination of factors discussed above.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the company beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the consolidated financial statements.

CERTAIN TRENDS AND UNCERTAINTIES

         Variable Interest Rates. At March 31, 2002, excluding the effects of hedging, approximately 85.3% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of March 31, 2002 and December 31, 2001, the weighted average rate on the bank debt was approximately 5.6% and 5.5%, respectively, while the weighted average rate on the fixed rate debt was approximately 11.9%, resulting in a blended weighted average rate of 6.4% and 6.2%, respectively. Approximately 71.9% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of March 31, 2002 compared to approximately 68.9% at December 31, 2001.

         Regulation and Legislation. Cable systems are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if the Federal Communications Commission were to require cable systems to carry both the analog and digital versions of local broadcast signals. The Federal Communications Commission is currently conducting a proceeding in which it is considering this channel usage possibility, although it recently issued a tentative decision against such dual carriage.

         There is also uncertainty whether local franchising authorities, state regulators, the Federal Communications Commission, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with access to cable plant on non-discriminatory terms. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. Multiple federal courts have now struck down open-access requirements imposed by several different franchising authorities as unlawful. In March 2002, the Federal Communications Commission adopted a policy of regulatory forbearance concerning cable's provision of high-speed Internet service, and it officially classified such service in a manner that makes open access requirements unlikely. At the same time, the Federal Communications Commission initiated a rulemaking proceeding that leaves open the possibility that the Commission may assert regulatory control in the future. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

         Management of Growth. We, along with our affiliated companies, have experienced rapid growth that has placed and is expected to continue to place a significant strain on our management, operations and other resources. Our future success will depend in part on our ability to successfully integrate the operations acquired. The failure to implement management, operating or financial systems necessary to successfully integrate acquired operations or otherwise manage growth when and as needed could have a material adverse effect on our business, results of operations and financial condition.

         New Services and Products. We expect that a substantial portion of our future growth will be achieved through revenues from new products and services. We may not be able to offer these new products and services successfully to our customers and these new products and services may not generate adequate revenues. If we are unable to grow our cash flow sufficiently, we may be unable to fulfill our obligations or obtain alternative financing. Further, due to declining market conditions and slowing economic trends during the last year, both before and after the terrorist attacks on September 11, 2001, we cannot assure you that we will be able to achieve our planned levels of growth as these conditions and events may negatively affect the demand for our additional services and products and spending by customers and advertisers.

         Economic Slowdown; Terrorism; And Armed Conflict. Although we do not believe that the terrorist attacks on September 11, 2001 and the subsequent armed conflict and related events have resulted in any material changes to our business and operations to date, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events, combined with the general economic slowdown, could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions. Terrorist attacks could interrupt or disrupt our ability to deliver our services (or the services provided to us by programmers) and could cause unforeseen damage to our physical facilities. Terrorism and the related events may have other adverse effects on us, in ways that cannot be presently predicted.

CONTINGENCIES

         In connection with our acquisition of Mercom, Inc., former Mercom shareholders holding 731,894 Mercom common shares (approximately 15.3% of all outstanding Mercom common shares) gave notice of their election to exercise appraisal rights as provided by Delaware law. On July 2, 1999, former Mercom shareholders holding 535,501 shares of Mercom common stock filed a petition for appraisal of stock in the Delaware Chancery Court. With respect to 209,893 of the total number of shares for which we received notice, the notice provided was received from beneficial holders of Mercom shares who were not holders of record. We believe that the notice with respect to these shares did not comply with Delaware law and is ineffective.

         We cannot predict at this time the effect on us of the elections to exercise appraisal rights. If a Delaware court were to find that the fair value of the Mercom common shares, exclusive of any element of value arising from the acquisition of Mercom, exceeded $12.00 per share, we would have to pay the additional amount for each Mercom common share subject to the appraisal proceedings together with a fair rate of interest. We could be ordered by the Delaware court also to pay reasonable attorney's fees and the fees and expenses of experts for the shareholders. In addition, we would have to pay its own litigation costs. We have already provided for the consideration of $12.00 per Mercom common share due under the terms of the merger with Mercom with respect to these shares. We can provide no assurance as to what a Delaware court would find in any appraisal proceeding or when this matter will be resolved. Accordingly, we cannot assure that the ultimate outcome would have no material adverse impact on our consolidated financial condition or results of operations.

         In addition, we are party to lawsuits and claims that arose in the ordinary course of conducting business. In our opinion, after consulting with legal counsel, the outcome of these lawsuits and claims will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

         In April 2001, we entered into certain interest rate derivative instruments that have been designated as cash flow hedging instruments. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," our interest rate derivative instrument are recorded in the consolidated balance sheet as either an asset or liability measured at fair value. Such instruments are those which effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended March 31, 2002, there was no charge for cash flow ineffectiveness. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive gain. At March 31, 2002 and December 31, 2001, included in accumulated other comprehensive gain was a gain of $5.5 million and $3.7 million, respectively, related to derivative instruments designated as cash flow hedges. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

         Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, we believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. For the three months ended March 31, 2002, we recorded other income of $5.5 million for interest rate derivative instruments not designated as hedges.

                           PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

               None.

      (b)    Reports on Form 8-K.

         On April 22, 2002, the registrant filed a current report on Form 8-K dated April 22, 2002 to report that the registrant had changed its principal independent accountants.

         On April 26, 2002, the registrant filed a current report on Form 8-K/A dated April 22, 2002 as an amendment to the Form 8-K dated and filed on April 22, 2002 regarding a change in its principal independent accountants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                CC V HOLDINGS, LLC


Dated: May 10, 2002             By:   CHARTER COMMUNICATIONS, INC.,
                                   --------------------------------
                                      Registrants' Manager

                                By:  /s/ Kent D. Kalkwarf
                                   ----------------------
                                      Name:  Kent D. Kalkwarf
                                      Title:  Executive Vice President
                                      and Chief Financial Officer
                                      (Principal Financial Officer) of
                                      Charter Communications, Inc.
                                      (Manager) and CC V Holdings, LLC

                                By:  /s/ Paul E. Martin
                                   --------------------
                                      Name:  Paul E. Martin
                                      Title: Senior Vice President - Corporate
                                      Controller (Principal Accounting Officer)
                                      of Charter Communications, Inc.
                                      (Manager) and CC V Holdings, LLC


                                CCV HOLDINGS FINANCE, INC.

Dated: May 10, 2002             By:  /s/ Kent D. Kalkwarf
                                   ----------------------
                                      Name:  Kent D. Kalkwarf
                                      Title:  Executive Vice President
                                      and Chief Financial Officer
                                      (Principal Financial Officer) of
                                      Charter Communications, Inc.
                                      (Manager) and CC V Holdings, LLC

                                By:  /s/ Paul E. Martin
                                   --------------------
                                      Name:  Paul E. Martin
                                      Title: Senior Vice President - Corporate
                                      Controller (Principal Accounting Officer)
                                      of Charter Communications, Inc.
                                      (Manager) and CC V Holdings, LLC