Form 10-Q
period 2002-06-30
CC V HOLDINGS LLC; CC V HOLDINGS FINANCE INC
filed 2002-08-09
CIK 1082692, 1082699

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____.

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


================================================================================

                               CC V HOLDINGS, LLC
                           CC V HOLDINGS FINANCE, INC.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                           PAGE

Part I.  Financial Information

         Item 1. Financial Statements - CC V Holdings, LLC
                 and Subsidiaries                                            3
         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              11
         Item 3. Quantitative and Qualitative Disclosures
                 about Market Risk.                                         17

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                           19

Signatures.                                                                 20

Note: Separate financial statements of CC V Holdings Finance, Inc. have not been presented as this entity had no operations and substantially no assets or equity during the periods reported. Accordingly, management has determined that such financial statements are not material.

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

         -        our ability to sustain customers;

         - our ability to obtain programming as needed and at reasonable prices;

         - our ability to continue to do business with existing vendors, particularly high-tech companies that do not have a long operating history; and

         - general business and economic conditions, particularly in light of the uncertainty stemming from the armed conflict related to the September 11, 2001 terrorist activities in the United States.

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

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                     JUNE 30,        DECEMBER 31,
                                                                       2002              2001
                                                                       ----              ----
                                                                    (UNAUDITED)
                                 ASSETS

CURRENT ASSETS:
    Accounts receivable, less allowance for doubtful
      accounts of $1,593 and $2,520, respectively                  $   11,106        $   11,692
    Receivable from manager - related party                            33,625            22,419
    Prepaid expenses and other current assets                             945             1,894
                                                                   ----------        ----------
             Total current assets                                      45,676            36,005
                                                                   ----------        ----------
INVESTMENT IN CABLE PROPERTIES:
    Property, plant and equipment, net of accumulated
      depreciation of $260,769 and $211,107, respectively             803,667           792,157
    Franchises, net of accumulated amortization of $422,766
          and $421,633, respectively                                3,087,858         3,088,958
                                                                   ----------        ----------
             Total investment in cable properties, net              3,891,525         3,881,115
                                                                   ----------        ----------
OTHER ASSETS                                                            9,590             7,845
                                                                   ----------        ----------
                   Total assets                                    $3,946,791        $3,924,965
                                                                   ==========        ==========

                    LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                          $  130,859        $  166,227
                                                                   ----------        ----------
             Total current liabilities                                130,859           166,227
                                                                   ----------        ----------
LONG-TERM DEBT                                                      1,250,155         1,229,605

LOANS PAYABLE-RELATED PARTY                                                --            27,000

OTHER LONG-TERM LIABILITIES                                            26,097            12,275

MINORITY INTEREST                                                     661,358           654,863

MEMBER'S EQUITY                                                     1,878,322         1,834,995
                                                                   ----------        ----------
                     Total liabilities and member's equity         $3,946,791        $3,924,965
                                                                   ==========        ==========


          See accompanying notes to consolidated financial statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                  THREE MONTHS ENDED JUNE 30,

                                                                        --------
                                                                2002              2001
                                                                ----              ----
                                                                      (UNAUDITED)
REVENUES                                                     $ 152,121         $ 128,031
                                                             ---------         ---------
OPERATING EXPENSES:
    Operating (excluding those items listed below)              54,301            43,033
    Selling, general and administrative                         28,611            23,786
    Depreciation and amortization                               59,704           113,983
    Corporate expense charges - related party                    2,191             1,960
                                                             ---------         ---------
                                                               144,807           182,762
                                                             ---------         ---------
          Income (loss) from operations                          7,314           (54,731)

OTHER INCOME (EXPENSE):
    Interest expense, net                                      (21,988)          (23,364)
    Gain (loss) on derivative and hedging instruments          (15,994)              530
    Other, net                                                     (53)             (405)
                                                             ---------         ---------
                                                               (38,035)          (23,239)
                                                             ---------         ---------
           Loss before minority interest                       (30,721)          (77,970)

  Minority interest                                             (3,265)           (3,196)
                                                             ---------         ---------
           Net loss                                          $ (33,986)        $ (81,166)
                                                             =========         =========

          See accompanying notes to consolidated financial statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                2002             2001
                                                                ----             ----
                                                                     (UNAUDITED)
REVENUES                                                     $ 291,153         $ 249,092
                                                             ---------         ---------
OPERATING EXPENSES:
    Operating (excluding those items listed below)             105,369            85,145
    Selling, general and administrative                         56,202            46,821
    Depreciation and amortization                              121,908           230,118
    Corporate expense charges - related party                    4,187             3,912
                                                             ---------         ---------
                                                               287,666           365,996
                                                             ---------         ---------
          Income (loss) from operations                          3,487          (116,904)

OTHER INCOME (EXPENSE):
    Interest expense, net                                      (42,153)          (49,191)
    Gain (loss) on derivative and hedging instruments          (10,519)              530
    Other, net                                                     181              (515)
                                                             ---------         ---------
                                                               (52,491)          (49,176)
                                                             ---------         ---------
           Loss before minority interest                       (49,004)         (166,080)

  Minority interest                                             (6,495)           (6,355)
                                                             ---------         ---------
           Net loss                                          $ (55,499)        $(172,435)
                                                             =========         =========

          See accompanying notes to consolidated financial statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                -------------------------
                                                                                2002                2001
                                                                                ----                ----
                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $ (55,499)        $  (172,435)
    Adjustments to reconcile net loss to net cash flows from
      operating activities:
           Depreciation and amortization                                       121,908             230,118
           Minority interest                                                     6,495               6,355
           Noncash interest expense                                              8,955               7,378
           Loss (gain) on derivative and hedging instruments                    10,519                (530)
    Changes in operating assets and liabilities:
           Accounts receivable                                                     586               2,018
           Receivables from and payables to manager - related party            (11,206)             (9,238)
           Prepaid expenses and other current assets                            (2,708)             (6,677)
           Accounts payable and accrued expenses                               (37,137)            (34,108)
    Other operating activities                                                    (870)             (2,336)
                                                                             ---------         -----------
               Net cash flows from operating activities                         41,043              20,545
                                                                             ---------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property, plant and equipment                             (125,888)           (159,679)
       Other investing activities                                                   --              (1,567)
                                                                             ---------         -----------
                Net cash flows from investing activities                      (125,888)           (161,246)
                                                                             ---------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings of long-term debt                                            182,000           1,093,000
       Repayments of long-term debt                                           (169,249)         (1,018,000)
       Borrowings from related party                                            38,060                  --
       Repayments to related party                                             (65,060)                 --
       Repayments of bonds                                                        (169)               (168)
       Payments for debt issuance costs                                         (3,704)             (4,246)
       Contributions from manager - related party                              108,967              83,403
       Distributions to manager - related party                                 (6,000)            (16,159)
                                                                             ---------         -----------
                 Net cash flows from financing activities                       84,845             137,830
                                                                             ---------         -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                             --              (2,871)

CASH AND CASH EQUIVALENTS, beginning of period                                      --              11,232
                                                                             ---------         -----------
CASH AND CASH EQUIVALENTS, end of period                                     $      --         $     8,361
                                                                             =========         ===========
CASH PAID FOR INTEREST                                                       $  33,580         $    59,672
                                                                             =========         ===========
NONCASH TRANSACTIONS:
   Transfer of cable systems to other Charter Holdings subsidiaries          $      --         $   578,448
                                                                             =========         ===========
   Forgiveness of intercompany liabilities by parent company recorded
      as equity contribution                                                 $      --         $   394,801
                                                                             =========         ===========

          See accompanying notes to consolidated financial statements.

1. ORGANIZATION AND BASIS OF PRESENTATION

         On November 15, 1999, Charter Communications Holding Company, LLC (Charter Holdco), a direct subsidiary of Charter Communications, Inc. (Charter), acquired all of the equity interests of Avalon Cable, LLC (now known as CC V Holdings, LLC and referred to herein as CC V Holdings or the Company) and Avalon Cable Holdings Finance, Inc. (now known as CC V Holdings Finance, Inc.). Effective January 1, 2000, these acquired interests were transferred to Charter Communications Holdings, LLC (Charter Holdings), a wholly owned subsidiary of Charter Holdco.

Effective in December 2000, Charter Holdings contributed all of its equity interests in CC VIII, LLC (CC VIII, formerly known as Bresnan) to CC V Holdings, resulting in CC V Holdings becoming the parent company of CC VIII. The Company accounted for the contribution of CC VIII as a reorganization of entities under common control in a manner similar to a pooling of interests. In 2001, Charter Holdings released the Company from its obligation to repay $394.8 million, representing original borrowings from Charter Holdings plus interest. The Company recorded the $394.8 million as an equity contribution. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         As of June 30, 2002, the Company owns and operates cable systems serving approximately 955,500 customers. The Company provides a full range of traditional analog television services to the home, along with advanced broadband services, including television on an advanced digital programming platform and high-speed Internet access. The Company also provides commercial high-speed data, video and Internet solutions as well as advertising sales and production services. The Company operates primarily in the states of Michigan, Minnesota and Wisconsin and in the New England area.

Reclassifications

         Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

          The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report. The accompanying consolidated financial statements are unaudited. However, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

3. LONG-TERM DEBT

          In January 2001, all amounts due under the CC V Holdings credit facilities were repaid using borrowings from the CC VIII Operating credit facilities and the CC V Holdings credit facilities were terminated. In addition, the

CC VIII Operating credit facilities were amended and restated to, among other things, increase borrowing availability by $550.0 million to $1.45 billion. The credit facilities were further amended and restated on January 3, 2002 and provided for borrowings of up to $1.55 billion which were reduced to $1.52 billion as of June 30, 2002.

         Long-term debt consists of the following as of the dates presented (in thousands):

                                                     JUNE 30,     DECEMBER 31,
                                                       2002           2001
                                                       ----           ----
           CC VIII Operating credit facilities      $1,094,751    $1,082,000
           CC V Holdings senior discount notes         154,260       146,292
           Other                                         1,144         1,313
                                                    ----------    ----------
                                                    $1,250,155    $1,229,605
                                                    ==========    ==========

4.  INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, among other things, eliminates the amortization of goodwill and indefinite-lived intangible assets. The Company has sufficiently upgraded the technological state of its cable systems and now has sufficient experience with the local franchise authorities where it acquired franchises to conclude that substantially all of its franchises will be renewed indefinitely.

         On January 1, 2002, the Company adopted SFAS No. 142. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer being amortized against earnings and will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Company had an independent appraisal performed to determine the valuations of its franchises as of January 1, 2002. Franchises were aggregated into essentially inseparable reporting units to conduct the valuations. The appraisal determined that the fair value of each of the Company's reporting units exceeded their carrying amount. As a result, no impairment charge was recorded upon adoption.

         The effect of the adoption of SFAS No. 142 as of June 30, 2002 and December 31, 2001 is presented in the following table (in thousands):

                                               JUNE 30, 2002                                      DECEMBER 31, 2001
                                               -------------                                      -----------------
                              GROSS                               NET              GROSS                              NET
                             CARRYING        ACCUMULATED        CARRYING          CARRYING         ACCUMULATED      CARRYING
                              AMOUNT         AMORTIZATION        AMOUNT            AMOUNT          AMORTIZATION      AMOUNT
                              ------         ------------        ------            ------          ------------      ------
INDEFINITE-LIVED
INTANGIBLE ASSETS:
   Franchises with
     indefinite lives        $3,484,833        $418,539        $3,066,294        $3,484,833        $418,539        $3,066,294

FINITE-LIVED
INTANGIBLE ASSETS:
   Franchises with
     finite lives                25,791           4,227            21,564            25,758           3,094            22,664
                             ----------        --------        ----------         ---------        --------        ----------
   Total franchises          $3,510,624        $422,766        $3,087,858        $3,510,591        $421,633        $3,088,958
                             ==========        ========        ==========         =========        ========        ==========

         Franchise amortization expense for the six months ended June 30, 2002 was $1.1 million which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142 and costs associated with franchise renewals. Certain franchises did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These costs will be amortized on a straight-line basis over 10 years, which represents management's best estimate of the remaining lives of such franchises. For each of the next five years, amortization expense relating to these franchises is expected to be approximately $2.3 million.

         As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. A reconciliation of net loss for the three and six months ended June 30, 2002 and 2001, as if SFAS No. 142 had been adopted as of January 1, 2001, is presented below (in thousands):

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
                                                                      --------                     --------
                                                                 2002           2001           2002            2001
                                                                 ----           ----           ----            ----
NET LOSS:
   Reported net loss                                           $(33,986)      $(81,166)      $(55,499)      $(172,435)
   Add back: amortization of indefinite-lived franchises              -         61,363              -         116,509
                                                               --------       --------       --------       ---------
   Adjusted net loss                                           $(33,986)      $(19,803)      $(55,499)      $ (55,926)
                                                               ========       ========       ========       =========

5. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements (referred to herein as interest rate agreements) as required under the terms of its credit facilities. The Company's policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals through 2006, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.

         The Company has certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, derivative gains and losses are offset against related results on hedged items in the consolidated statements of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three and six months ended June 30, 2002, other expense includes losses of $1.3 million which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. For the three and six months ended June 30, 2001, there was no interest rate hedge agreements designated as cash flow hedges. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss on the accompanying consolidated balance sheets. As of June 30, 2002 and December 31, 2001, included in accumulated other comprehensive income was a loss of $0.5 million and a gain of $3.7 million, respectively, related to derivative instruments designated as cash flow hedges. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings or losses.

         Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. For the three and six months ended June 30, 2002, the Company recorded other expense of $14.6 million and $9.2 million, respectively, for interest rate derivative instruments not designated as hedges. For the three and six months ended June 30, 2001, the Company recorded other income of $0.5 million for interest rate derivative instruments not designated as hedges.

         As of June 30, 2002 and December 31, 2001, the Company had outstanding $700.0 million and $715.0 million, respectively, in notional amounts of interest rate swaps, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

6. COMPREHENSIVE LOSS

         The Company reports changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, in accumulated other comprehensive loss. Comprehensive loss for the three months ended June 30, 2002 and 2001 was $40.0 million and $81.2 million, respectively. Comprehensive loss for the six months ended June 30, 2002 and 2001 was $59.6 million and $172.4 million, respectively.

7. CONTINGENCIES

         In connection with our acquisition of Mercom, Inc., former Mercom shareholders holding 731,894 Mercom common shares (approximately 15.3% of all outstanding Mercom common shares) gave notice of their election to exercise appraisal rights as provided by Delaware law. On July 2, 1999, former Mercom shareholders holding 535,501 shares of Mercom common stock filed a petition for appraisal of stock in the Delaware Chancery Court. With respect to 209,893 of the total number of shares for which the Company received notice, the notice provided was received from beneficial holders of Mercom shares who were not holders of record. The Company believes that the notice with respect to these shares did not comply with Delaware law and is ineffective.

         The Company cannot predict at this time the effect of the elections to exercise appraisal rights. If a Delaware court were to find that the fair value of the Mercom common shares, exclusive of any element of value arising from the acquisition of Mercom, exceeded $12.00 per share, the Company would have to pay the additional amount for each Mercom common share subject to the appraisal proceedings together with afair rate of interest. The Company could be ordered by the Delaware court also to pay reasonable attorney's fees and the fees and expenses of experts for the shareholders. In addition, the Company would have to pay its own litigation costs. The Company has already provided for the consideration of $12.00 per Mercom common share due under the terms of the merger with Mercom with respect to these shares. The Company can provide no assurance as to what a Delaware court would find in any appraisal proceeding or when this matter will be resolved. The trial of the lawsuit is scheduled to begin on October 21, 2002. Accordingly, the Company cannot assure that the ultimate outcome would have no material adverse impact on their consolidated financial condition or results of operations.

         The Company is party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, and taking into account recorded liabilities, the outcome of these lawsuits and claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

8. RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table summarizes amounts and the percentages of total revenues for certain items for the periods indicated (dollars in thousands):

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          -------------------------
                                                                 2002                          2001
                                                                 ----                          ----
                                                                         % OF                         % OF
                                                          AMOUNT        REVENUES       AMOUNT       REVENUES
                                                          ------        --------       ------       --------
Revenues                                                 $ 291,153       100.0%       $ 249,092       100.0%
                                                         ---------       -----        ---------       -----
Operating expenses:
   Operating (excluding those items listed below)          105,369        36.2%          85,145        34.2%
   Selling, general and administrative                      56,202        19.3%          46,821        18.8%
   Depreciation and amortization                           121,908        41.9%         230,118        92.4%
   Corporate expense charges - related party                 4,187         1.4%           3,912         1.5%
                                                         ---------       -----        ---------       -----
                                                           287,666        98.8%         365,996       146.9%
                                                         ---------       -----        ---------       -----
Income (loss) from operations                                3,487         1.2%        (116,904)      (46.9)%

Other income (expense):
   Interest expense, net                                   (42,153)      (14.5)%        (49,191)      (19.7)%
   Loss on derivative and hedging instruments              (10,519)       (3.6)%            530         0.2%
   Other, net                                                  181         0.1%            (515)       (0.2)%
                                                         ---------       -----        ---------       -----
                                                           (52,491)      (18.0)%        (49,176)      (19.7)%
                                                         ---------       -----        ---------       -----
Loss before minority interest                              (49,004)      (16.8)%       (166,080)      (66.6)%

   Minority interest                                        (6,495)       (2.2)%         (6,355)       (2.6)%
                                                         ---------       -----        ---------       -----
Net loss                                                 $ (55,499)      (19.0)%      $(172,435)      (69.2)%
                                                         =========       =====        =========       =====

         Other financial and operational data are as follows for the periods indicated (dollars in thousands, except average monthly revenue per basic customer):


                                                                   SIX MONTHS ENDED JUNE 30,
                                                                   -------------------------
                                                                      2002           2001
                                                                      ----           ----
EBITDA (a)                                                        $  115,057      $  113,229
Cash flows from operating activities                                  41,043          20,545
Cash flows from investing activities                                (125,888)       (161,246)
Cash flows from financing activities                                  84,845         137,830
Homes passed (at period end) (b)                                   1,527,400       1,446,400
Basic customers (at period end) (c)                                  955,500         971,600
Basic penetration (at period end) (d)                                   62.6%           67.2%
Digital customers (at period end) (e)                                243,600         174,100
Digital penetration of basic customers (at period end) (f)              25.5%           17.9%
Cable modem customers (at period end) (g)                            179,400          92,500
Average Monthly Revenue per Basic Customer (quarter) (h)          $    53.07      $    43.92


(a) EBITDA represents earnings (loss) before interest and depreciation and amortization, minority interest and income taxes. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income (loss) from operations or to cash flows from operating, investing or financing activities, as determined in accordance with accounting principles generally accepted in the United States. EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(b) Homes passed are the number of living units, such as single residence homes, apartments and condominium units, passed by the cable television distribution network in a given cable system service area to which we offer the service indicated.

(c) As of June 30, 2002 and 2001, basic customers include: 1) approximately 2,600 and 1,500 customers (0.3% and 0.2% of total customers), respectively, who pay an additional $10 per month over the standard modem retail rate and are entitled to receive "lifeline basic" service as a result of their purchase of cable modem service and 2) approximately 36,400 and 37,000, respectively, commercial customers who are calculated on an equivalent bulk unit ("EBU") basis. EBU is calculated by dividing the bulk rate charged to respective accounts by the most prevalent rate charged in each system for the comparable tier of service to determine the equivalent customers. The EBU method of calculating basic customers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied year over year.

(d) Penetration represents the number of customers as a percentage of homes passed.

(e) Digital customers include all households that have one or more digital converter boxes.

(f) Penetration of basic customers represents the number of digital customers as a percentage of basic customers.

(g) As of June 30, 2002 and 2001, cable modem customers include approximately 30,300 and 8,000, respectively, commercial customers who are calculated on an equivalent modem unit ("EMU") basis. EMU is calculated by dividing commercial revenue by the average effective rate charged in each system for modem services to determine the equivalent customers. We have utilized this methodology sine 1999, as it conforms to the internal practices followed for operating and capital expenditure budgeting.

(h) Average monthly revenue per basic customer represents revenues divided by the number of months in the period divided by the number of basic customers at period end.

COMPARISON OF RESULTS

         SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30,
2001

Revenues. Revenues increased $42.1 million, or 16.9%, to $291.2 million for the six months ended June 30, 2002 from $249.1 million for the six months ended June 30, 2001. Revenues by service offering are as follows (dollars in millions):

                                      SIX MONTHS ENDED JUNE 30,
                                      -------------------------
                                 2002                           2001                    2002 OVER 2001
                                 ----                           ----                    --------------
                        AMOUNT      % OF REVENUES      AMOUNT     % OF REVENUES      CHANGE      % CHANGE
                        ------      -------------      ------     -------------      ------      --------
Analog video             $204.5           70.2%        $188.1           75.5%        $16.4          8.7%
Digital video              20.3            7.0%          13.0            5.2%          7.3         56.2%
Cable modem                27.0            9.3%          11.3            4.5%         15.7        138.9%
Advertising sales          17.4            6.0%          15.1            6.1%          2.3         15.2%
Other                      22.0            7.5%          21.6            8.7%          0.4          1.9%
                         ------          -----         ------          -----         -----
                         $291.2          100.0%        $249.1          100.0%        $42.1         16.9%
                         ======          =====         ======          =====         =====

         Analog video revenues consist primarily of revenues from basic and premium services. Analog video revenues increased by $16.4 million as a result of general rate increases in basic service.

         Digital video revenues consist primarily of revenues related to the provision of digital video service. Digital video revenues increased $7.3 million as a result of digital customers increasing by 69,500, or 39.9%, to 243,600 at June 30, 2002 compared to 174,100 at June 30, 2001 coupled with general rate increases in digital service. Increased marketing efforts and strong demand for this service have also contributed to the increase.

         Cable modem revenues consist primarily of revenues related to the provision of high-speed Internet service. Cable modem revenues increased $15.7 million as a result of cable modem customers increasing by 86,900, or 138.9%, to 179,400 at June 30, 2002 compared to 92,500 at June 30, 2001. The increase was due to internal growth as our system upgrades and expansion continue to increase our ability to offer high-speed Internet service to a larger customer base. Internal growth in cable modem services was the result of strong marketing efforts coupled with increased demand for such services.

         Advertising sales revenues consist primarily of revenues from traditional advertising services as well as advertising related to launch revenues from programming agreements. Advertising sales revenues increased $2.3 million, or 15.2%, from $15.1 million for the six months ended June 30, 2001 to $17.4 million for the six months ended June 30, 2002. The increase was primarily due to improved market conditions and increased advertising capacity as a result of increased channel lineups.

         Other revenues consist primarily of revenues from franchise fees, customer installation, home shopping, dial-up Internet service and other miscellaneous revenues. Other revenues increased $0.4 million, or 1.9%, from $21.6 million for the six months ended June 30, 2001 to $22.0 million for the six months ended June 30, 2002. The increase was primarily due to an increase in miscellaneous revenues, coupled with increases in the other aforementioned revenues offset partially due to the Federal Communications Commission's ruling that collection of franchise fees was no longer required for cable modem service.

         Operating expenses. Operating expenses increased $20.2 million, or 23.7%, to $105.3 million for the six months ended June 30, 2002 from $85.1 million for the six months ended June 30, 2001. Key components of operating expenses as a percentage of revenues are as follows (dollars in millions):


                                             SIX MONTHS ENDED JUNE 30,
                                             -------------------------
                                         2002                2001              2002 OVER 2001
                                         ----                ----              --------------
                                            % OF                   % OF
                                AMOUNT    REVENUES    AMOUNT     REVENUES     CHANGE   % CHANGE
                                ------    --------    ------     --------     ------   --------
Analog video programming        $ 72.0      24.7%      $60.7       24.4%      $11.3      18.6%
Digital video                      7.1       2.5%        5.1        2.0%        2.0      39.2%
Cable modem                        6.8       2.3%        4.0        1.6%        2.8      70.0%
Advertising sales                  5.1       1.8%        4.9        2.0%        0.2       4.1%
Service costs                     14.3       4.9%       10.4        4.2%        3.9      37.5%
                                ------      ----       -----       ----       -----
                                $105.3      36.2%      $85.1       34.2%      $20.2      23.7%
                                ======      ====       =====       ====       =====

         Analog video programming costs consist primarily of costs paid to programmers for the provision of basic and premium channels as well as pay-per-view programs and channel guides. The increase in analog video programming of $11.3 million, or 18.6%, was primarily due to inflationary or negotiated price increases, particularly in sports programming, and increased channel lineup. The increase of $2.0 million, or 39.2%, in direct operating costs to provide digital video services was primarily due to internal growth of these advanced services and increased programming costs. The increase of $2.8 million, or 70.0%, in direct operating costs to provide cable modem services was primarily due to internal growth. Advertising sales costs increased $0.2 million, or 4.1%, due to increased advertising capacity as a result of increased channel line-up and improved market conditions. Service costs consist primarily of service personnel salaries and benefits, system utilities, maintenance and pole rent expense. The increase in service costs of $3.9 million, or 37.5%, resulted primarily from overall continued internal growth.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased $9.4 million, or 20.1%, to $56.2 million for the six months ended June 30, 2002 from $46.8 million for the six months ended June 30, 2001. Key components of such expenses as a percentage of revenues are as follows (dollars in millions):

                                           SIX MONTHS ENDED JUNE 30,
                                           -------------------------
                                         2002                  2001              2002 OVER 2001
                                         ----                  ----              --------------
                                              % OF                   % OF
                                 AMOUNT     REVENUES     AMOUNT    REVENUES     CHANGE    % CHANGE
                                 ------     --------     ------    --------     ------    --------
General and administrative        $50.1       17.2%       $40.6      16.3%      $ 9.5       23.4%
Marketing                           6.1        2.1%         6.2       2.5%       (0.1)      (1.6)%
                                  -----       ----        -----      ----       -----
                                  $56.2       19.3%       $46.8      18.8%      $ 9.4       20.1%
                                  =====       ====        =====      ====       =====

         General and administrative expenses consist primarily of salaries and benefits, franchise fees, rent expense, bill costs, bad debt expense and property taxes. The increase in general and administrative expenses of $9.5 million, or 23.4%, resulted primarily from our overall continued internal growth. Marketing expenses decreased $0.1 million, or 1.6%.

         Depreciation and amortization expense. Depreciation and amortization expense decreased $108.2 million, or 47.0%, to $121.9 million for the six months ended June 30, 2002 from $230.1 million for the six months ended June 30, 2001. This decrease was due primarily to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that franchise intangible assets that meet the indefinite life criteria of SFAS No. 142 no longer be amortized against earnings but instead be tested annually for impairment. Upon adoption we did not incur an impairment charge and eliminated the amortization of indefinite-lived assets. Amortization of such assets totaled $116.5 million for the six months ended June 30, 2001. This decrease was partially offset by the increase in depreciation expense related to additional capital expenditures in 2002 and 2001.

         Corporate expense charges - related party. Corporate expense charges for the six months ended June 30, 2002 and 2001 represent costs incurred on our behalf by our affiliates, Charter Communication Holding Company, LLC and Charter Communications, Inc., and increased $0.3 million, or 7.7%, to $4.2 million for the six months ended June 30, 2002, from $3.9 million for the six months ended June 30, 2001. The increase was due primarily the result of hiring additional employees during the six months ended June 30, 2002 as compared with the six months ended June 30, 2001.

         Loss on derivative and hedging instruments. Loss on derivative and hedging instruments increased by $11.0 million to $10.5 million for the six months ended June 30, 2002 from a gain of $0.5 million for the six months ended June 30, 2001. The increase was primarily due to less favorable positions on interest rate agreements.

         Interest expense, net. Interest expense, net decreased by $7.0 million, or 14.2%, to $42.2 million for the six months ended June 30, 2002 from $49.2 million for the six months ended June 30, 2001. The decrease was primarily due to a decline in our weighted average borrowing rate of 0.7% to 6.4% during the six months ended June 30, 2002 from 7.1% during the six months ended June 30, 2001.

         Minority interest. Minority interest expense represents the accretion of the preferred membership units in an indirect subsidiary of Charter Communications Holdings, LLC issued to certain Bresnan sellers. These membership units are exchangeable on a one-for-one basis for shares of Class A common stock of Charter Communications, Inc. Minority interest expense increased by $0.1 million, or 1.6%, to $6.5 million for the six months ended June 30, 2002 from $6.4 million for the six months ended June 30, 2001.

         Net loss. Net loss decreased by $116.9 million, or 67.8%, to $55.5 million for the six months ended June 30, 2002 from $172.4 million for the six months ended June 30, 2001 as a result of the combination of factors discussed above.

CERTAIN TRENDS AND UNCERTAINTIES

         Variable Interest Rates. At June 30, 2002, excluding the effects of hedging, approximately 87.7% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of June 30, 2002 and December 31, 2001, the weighted average rate on the bank debt was approximately 5.7% and 5.5%, respectively, and the weighted average rate on the high-yield debt was approximately 11.1%, respectively, resulting in a blended weighted average rate of 6.3% and 6.2%, respectively. Approximately 68.4% of our debt was effectively fixed including the effects of our interest rate agreements as of June 30, 2002 compared to approximately 68.9% at December 31, 2001.

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

         We continue to evaluate opportunities to swap or divest non-strategic cable systems. Our primary criterion in considering these opportunities is the potential financial and debt-reduction benefits we expect to ultimately realize as a result of a divestiture or swap. We also continue to explore acquisition opportunities to enhance our operations in existing markets. We consider each transaction in the context of our overall existing and planned operations.

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

         Economic Slowdown; Terrorism; And Armed Conflict. Although we do not believe that the armed conflict following the terrorist attacks on September 11, 2001 and the related events have resulted in any material changes to our business and operations to date, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events, combined with the general economic slowdown, could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions. Terrorist attacks could interrupt or disrupt our ability to deliver our services (or the services provided to us by programmers) and could cause unforeseen damage to our physical facilities. Armed conflict, terrorism and the related events may have other adverse effects on us, in ways that cannot be presently predicted.

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

         We cannot predict at this time the effect on us of the elections to exercise appraisal rights. If a Delaware court were to find that the fair value of the Mercom common shares, exclusive of any element of value arising from the acquisition of Mercom, exceeded $12.00 per share, we would have to pay the additional amount for each Mercom common share subject to the appraisal proceedings together with a fair rate of interest. We could be ordered by the Delaware court also to pay reasonable attorney's fees and the fees and expenses of experts for the shareholders. In addition, we would have to pay our own litigation costs. We have already provided for the consideration of $12.00 per Mercom common share due under the terms of the merger with Mercom with respect to these shares. We can provide no assurance as to what a Delaware court would find in any appraisal proceeding or when this matter will be resolved. The trial of the lawsuit is scheduled to begin on October 21,2002. Accordingly, we cannot assure that the ultimate outcome would have no material adverse impact on our consolidated financial condition or results of operations.

         In addition, we are party to lawsuits and claims that arose in the ordinary course of conducting business. In our opinion, after consulting with legal counsel, the outcome of these lawsuits and claims will not have a material adverse effect on our consolidated financial position or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. We will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

         In April 2001, we entered into certain interest rate derivative instruments that have been designated as cash flow hedging instruments. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," our interest rate derivative instruments are recorded in the consolidated balance sheet as either an asset or liability measured at fair value. Such instruments are those that effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three and six months ended June 30, 2002, other expense includes losses of $1.3 million which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. For the three and six months ended June 30, 2001, there was no interest rate hedge agreements designated as cash flow hedges. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive gain. At June 30, 2002 and December 31, 2001, included in accumulated other comprehensive income was a loss of $0.5 million and a gain of $3.7 million, respectively, related to derivative instruments designated as cash flow hedges. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

         Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, we believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. For the three and six months ended June 30, 2002, we recorded other expense of $14.6 million and $9.2 million, respectively, for interest rate derivative instruments not designated as hedges. For the three and six months ended June 30, 2001, the Company recorded other income of $0.5 million for interest rate derivative instruments not designated as hedges.

    The following table presents information relative to borrowing under the CC VIII Operating credit facilities as of June 30, 2002 (in thousands):

                                                                   CC VIII
                                                                  OPERATING
                                                                  ---------
           Credit facilities outstanding                         $1,094,751
           Other debt (1)                                             1,090
                                                                 ----------
           Total defined bank debt                               $1,095,841
                                                                 ==========
           Adjusted EBITDA (2)                                   $   69,215
                                                                 ==========
           Bank Compliance Leverage Ratio (3)                          3.96
                                                                 ----------
           Maximum Allowable Leverage Ratio (4)                        5.50
                                                                 ==========
           Total Credit Facilities (5)                           $1,521,075
                                                                 ==========
           Potential Bank Availability (6)                       $  426,324
                                                                 ==========
           Basic Customers                                          955,500
                                                                 ==========

(1) Includes other permitted bank level debt, capitalized leases and letters of credit, which are classified as debt by the respective credit facility agreements for the calculation of maximum allowable leverage.

(2) Adjusted EBITDA represents the current quarter earnings (loss) before interest expense, depreciation and amortization, minority interest, corporate expenses and other noncash expenses. Adjusted EBITDA is presented in accordance with the credit facilities agreement.

(3) Bank Compliance Leverage Ratio represents total defined bank debt divided by Adjusted EBITDA, annualized and is the most restrictive of the financial covenants.

(4) Maximum Allowable Leverage Ratio represents the maximum leverage ratio allowed under the respective bank agreements.

(5) Total Credit Facilities represents the total borrowing capacity of the credit facility.

(6) Potential Bank Availability represents the Total Credit Facilities capacity less Credit Facilities Outstanding, adjusted for any limitations due to covenant restrictions. Based on our current financial position and quarterly results of operations, the Company is not limited on borrowings by covenant restrictions.

PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.


Exhibit Number    Description of Document

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

*  filed herewith

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this Quarterly Report to be signed on their behalf by the undersigned thereunto duly authorized.

                              CC V HOLDINGS, LLC

Dated: August 9, 2002         By:  CHARTER COMMUNICATIONS, INC.,
                                  --------------------------------
                                  Registrants' Manager

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

                              By:  /s/ Paul E. Martin
                                  -------------------
                                  Name:  Paul E. Martin
                                  Title: Senior Vice President and Corporate
                                  Controller
                                  (Principal Accounting Officer) of Charter
                                  Communications, Inc.
                                  (Manager) and CC V Holdings, LLC

                              CC V HOLDINGS FINANCE, INC.

Dated: August 9, 2002         By:  /s/ Kent D. Kalkwarf
                                  ----------------------
                                  Name:  Kent D. Kalkwarf
                                  Title:  Executive Vice President and Chief
                                  Financial Officer
                                  (Principal Financial Officer) of CC V Holdings Finance, Inc.

                              By:  /s/ Paul E. Martin
                                  -------------------
                                  Name:  Paul E. Martin
                                  Title: Senior Vice President - Corporate
                                  Controller
                                  (Principal Accounting Officer) of CC V
                                  Holdings Finance, Inc.

EXHIBIT INDEX

Exhibit Number    Description of Document

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

*  filed herewith