Form 10-Q
period 2002-09-30
CC V HOLDINGS LLC; CC V HOLDINGS FINANCE INC
filed 2002-11-19
CIK 1082692, 1082699

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file numbers:
333-75415
333-75415-03

CC V Holdings, LLC
CC V Holdings Finance, Inc.
(Exact name of registrants as specified in their charters)

Delaware Delaware	13-4029965 13-4029969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri   63131
(Address of principal executive offices including zip code)

(314) 965-0555
(Registrants' telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the reistrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

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
Quarter Ended September, 2002
Table of Contents

NOTE: Separate financial statements of CC V Holdings Finance, Inc. have not been presented as this entity had no operations and substantially no assets or equity during the periods reported. Accordingly, management has determined that such financial statements are not material.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including without limitation, the factors described under "Certain Trends and Uncertainties" under Part I, Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") in this Quarterly Report. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in this Quarterly Report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or the SEC, and include, but are not limited to:

  our ability to sustain and grow revenues and cash flow by offering advanced products and services;
  our ability to achieve free cash flow;
  our ability to maintain and grow the number of basic, digital and modem customers;
  the cost and availability of funding for anticipated capital expenditures for our upgrades, new equipment and facilities;
  availability of funds to meet payment obligations under our debt, either through cash from operations or further borrowing;
  our ability to support new advanced services through our plant technology upgrade;
  our ability to compete effectively in a highly competitive and changing environment;
  our ability to obtain programming as needed and at reasonable prices;
  our ability to continue to do business with and to use the intellectual property of existing vendors, particularly high-tech companies that do not have a long operating history;
  the results of the pending grand jury inquiry filed by the United States Attorney's Office for the Eastern District of Missouri, the pending informal, non-public SEC Inquiry and the putative class action and derivative shareholders litigation against Charter Communications, Inc., our indirect parent;
  general business conditions and economic uncertainty or slowdown; and
  the effects of governmental regulation on our business.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no obligation to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

CC V HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                                   September 30,  December 31,
                                                                                       2002          2001
                                                                                   ------------  ------------
                                                                                                  (Restated)

                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..................................................... $     60,160  $         --
   Accounts receivable, less allowance for doubtful accounts of
     $2,020 and $2,520, respectively.............................................       12,269        11,692
   Receivable from manager - related party.......................................       48,737        24,432
   Prepaid expenses and other current assets.....................................        1,417         1,894
                                                                                   ------------  ------------
         Total current assets....................................................      122,583        38,018
                                                                                   ------------  ------------
INVESTMENT IN CABLE PROPERTIES:
   Property, plant and equipment, net of accumulated
     depreciation of $273,712 and $211,107, respectively.........................      831,019       792,157
   Franchises, net of accumulated amortization
     of $460,646 and $455,133, respectively......................................    3,303,529     3,309,170
                                                                                   ------------  ------------
         Total investment in cable properties, net...............................    4,134,548     4,101,327
                                                                                   ------------  ------------
OTHER ASSETS.....................................................................        8,335         7,845
                                                                                   ------------  ------------
        Total assets............................................................. $  4,265,466  $  4,147,190
                                                                                   ============  ============
                LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses......................................... $    138,947  $    166,227
                                                                                   ------------  ------------
         Total current liabilities...............................................      138,947       166,227
                                                                                   ------------  ------------
LONG-TERM DEBT...................................................................    1,350,284     1,229,605
LOANS PAYABLE - RELATED PARTY....................................................           --        27,000
OTHER LONG-TERM LIABILITIES......................................................       98,576        49,359
MINORITY INTEREST................................................................      664,659       654,863
MEMBER'S EQUITY..................................................................    2,013,000     2,020,136
                                                                                   ------------  ------------
          Total liabilities and member's equity.................................. $  4,265,466  $  4,147,190
                                                                                   ============  ============

See accompanying notes to consolidated financial statements.

CC V HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                         Three Months Ended           Nine Months Ended
                                                                              September 30,               September 30,
                                                                     --------------------------  --------------------------
                                                                         2002          2001          2002         2001
                                                                     ------------  ------------  ------------  ------------
                                                                                    (Restated)                  (Restated)

REVENUES........................................................... $    159,350  $    136,105  $    452,844  $    386,882

COSTS AND EXPENSES:
   Operating (excluding those items listed below)..................       58,236        48,091       171,944       140,729
   Selling, general and administrative.............................       23,482        22,066        72,206        62,135
   Depreciation and amortization...................................       53,189       115,313       175,097       353,888
   Corporate expenses - related parties............................        2,068         1,920         6,255         5,831
                                                                     ------------  ------------  ------------  ------------
                                                                         136,975       187,390       425,502       562,583
                                                                     ------------  ------------  ------------  ------------
       Income (loss) from operations...............................       22,375       (51,285)       27,342      (175,701)
                                                                     ------------  ------------  ------------  ------------
OTHER EXPENSE:
   Interest expense, net...........................................      (22,624)      (20,861)      (64,777)      (70,053)
   Loss on derivative and hedging instruments......................      (23,983)      (12,195)      (34,502)      (11,665)
   Other, net......................................................         (402)         (609)         (221)       (1,124)
                                                                     ------------  ------------  ------------  ------------
                                                                         (47,009)      (33,665)      (99,500)      (82,842)
                                                                     ------------  ------------  ------------  ------------
       Loss before income taxes and minority interest..............      (24,634)      (84,950)      (72,158)     (258,543)

   Income tax benefit..............................................           --           777            --         2,331
   Minority interest...............................................       (3,301)       (3,237)       (9,796)       (9,592)
                                                                     ------------  ------------  ------------  ------------
       Net loss before cumulative effect of accounting change......      (27,935)      (87,410)      (81,954)     (265,804)
                                                                     ------------  ------------  ------------  ------------
   Cumulative effect of accounting change..........................           --            --        (3,813)           --
                                                                     ------------  ------------  ------------  ------------
       Net loss.................................................... $    (27,935) $    (87,410) $    (85,767) $   (265,804)
                                                                     ============  ============  ============  ============

See accompanying notes to consolidated financial statements.

CC V HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                                    Nine Months Ended
                                                                                                         September 30,
                                                                                               --------------------------
                                                                                                   2002          2001
                                                                                               ------------  ------------
                                                                                                       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.................................................................................. $    (85,767) $   (265,804)
   Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation and amortization..........................................................      175,097       353,888
      Minority interest......................................................................        9,796         9,592
      Noncash interest expense...............................................................       13,665        11,321
      Loss on derivative and hedging instruments.............................................       34,502        11,664
      Cumulative effect of change in accounting principle, net...............................        3,813            --
   Changes in operating assets and liabilities, net of effects from acquisitions:
      Accounts receivable....................................................................         (577)        2,497
      Receivables from manager - related party ..............................................      (24,305)      (13,153)
      Prepaid expenses and other assets......................................................       (5,675)       (9,369)
      Accounts payable and accrued expenses..................................................      (30,459)      (46,646)
   Other operating activities................................................................         (621)       (4,565)
                                                                                               ------------  ------------
          Net cash flows from operating activities...........................................       89,469        49,425
                                                                                               ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment................................................     (201,011)     (249,529)
   Other investing activities................................................................          (55)       (1,593)
                                                                                               ------------  ------------
          Net cash flows from investing activities...........................................     (201,066)     (251,122)
                                                                                               ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of long-term debt..............................................................      315,000     1,098,000
   Repayments of long-term debt..............................................................     (206,250)   (1,021,000)
   Borrowings from related party.............................................................       38,060        27,000
   Repayments of related party...............................................................      (65,060)           --
   Repayments of bonds.......................................................................         (256)         (202)
   Payments for debt issuance costs..........................................................       (3,704)       (4,246)
   Contributions from manager - related party................................................      108,967       109,403
   Distributions to manager - related party..................................................      (15,000)      (16,159)
                                                                                               ------------  ------------
          Net cash flows from financing activities...........................................      171,757       192,796
                                                                                               ------------  ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS......................................................       60,160        (8,901)
CASH AND CASH EQUIVALENTS, beginning of period...............................................           --        11,232
                                                                                               ------------  ------------
CASH AND CASH EQUIVALENTS, end of period..................................................... $     60,160  $      2,331
                                                                                               ============  ============
CASH PAID FOR INTEREST....................................................................... $     51,113  $     53,064
                                                                                               ============  ============
NONCASH TRANSACTIONS:
   Transfer of cable systems to other Charter Holdings subsidiaries.......................... $         --  $    578,448
                                                                                               ============  ============
   Forgiveness of intercompany liabilities by parent company recorded as equity contribution. $         --  $    394,801
                                                                                               ============  ============

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

  Restatements

The Company has determined that certain adjustments are required to the Consolidated Financial Statements as of December 31, 2000 and 2001 and for the years then ended that the Company previously filed on Form 10- K. These adjustments were necessary to properly reflect deferred tax liabilities relating to the differences between the financial statement and tax basis of assets acquired in business combinations that existed at the dates of acquisition. The effects of the adjustments for the three and nine months ended September 30, 2001 and as of December 31, 2001 are reflected in this Form 10-Q.

We have engaged KPMG LLP to perform reaudits as of and for the years ended December 31, 2001 and 2000 as a result of the restatement process. We will attempt to conclude these reaudits promptly. All December 31, 2001 balance sheet information contained in this Form 10-Q is considered unaudited until the reaudit is completed and amended consolidated financial statements are filed with the SEC.

The Company recorded approximately $4.0 billion in total assets relating to the acquisitions of Avalon Cable, LLC and Bresnan by Charter Holdco in 1999 and 2000. The Company has determined that an additional $253.7 million of franchise costs and $40.3 million of deferred income tax liabilities should have been recorded relating to the differences between the financial statement and tax bases of the assets acquired in these transactions that existed at the dates of the acquisitions. Accordingly, the Company will restate previously issued financial statements for the years ended December 31, 2001 and 2000. The balance of the adjustment will be recorded as $213.4 million of additional members' equity. These adjustments also will result in the Company restating prior periods to record $33.5 million of amortization expense related to periods prior to 2002 as if the additional franchise costs had been recorded at the time of the acquisitions. Additionally, the recording of the additional franchise cost resulted in a reassessment by management of the transition impairment of franchises with indefinite lives as of January 1, 2002, the date of adoption for SFAS No. 142. This reassessment resulted in recognition of impairment at adoption of $3.8 million. Accordingly, this adjustment will be recorded by the Company as of January 1, 2002 and has been reflected in the results of operations for the nine months ended September 30, 2002.

The adjustments increased the net loss in the third quarter of 2001 and for the nine months ended September 30, 2001 by $3.0 million and by $8.9 million, respectively. The adjustments also increased member's equity of the Company at December 31, 2001 by $185.1 million. The following tables summarize the effects of the adjustments on the affected items of the December 31, 2001 consolidated balance sheet and the consolidated statements of operations for the three and nine month periods ended September 30, 2001 (dollars in thousands).

In addition, revenues and costs and expenses for the three and nine months ended September 30, 2001 have been adjusted to reflect a correction in the Company's customers and related results of operations between the Company and another entity owned by Charter Holdco. The effect of this revision was less than 1% of revenues and costs and expenses.

      Consolidated Balance Sheet

                                              As of December 31, 2001
                                         ------------------------------
                                         As Previously
                                            Reported        Restated
                                         --------------  --------------
Franchises............................. $    3,088,958  $    3,309,170
Total Assets...........................      3,924,965       4,147,190
Other Long-Term Liabilities............         12,275          49,359
Total Member's Equity..................      1,834,995       2,020,136

       Consolidated Statement of Operations

                                                         Three Months Ended
                                                        September 30, 2001
                                                    ------------------------------
                                                    As Previously
                                                       Reported        Restated
                                                    --------------  --------------
Revenues.......................................... $      135,184  $      136,105
Operating (excluding those items listed below)....         47,781          48,091
Selling, general and administrative...............         21,952          22,066
Depreciation and Amortization.....................        111,084         115,313
Loss from Operations..............................        (47,553)        (51,285)
Income Tax Benefit................................             --             777
Net Loss..........................................        (84,455)        (87,410)

                                                         Nine Months Ended
                                                        September 30, 2001
                                                    ------------------------------
                                                    As Previously
                                                       Reported        Restated
                                                    --------------  --------------
Revenues.......................................... $      384,276  $      386,882
Operating (excluding those items listed below)....        139,889         140,729
Selling, general and administrative...............         61,810          62,135
Depreciation and Amortization.....................        341,202         353,888
Loss from Operations..............................       (164,456)       (175,701)
Income Tax Benefit................................             --           2,331
Net Loss..........................................       (256,890)       (265,804)

The restatements will result in an increase in net loss for the year ended December 31, 2000 of $16.5 million to $313.7 million and an increase in net loss for the year ended December 31, 2001 of $11.8 million to $347.9 million. The adjustments had no effect on the Company's cash flow from operations or compliance with debt covenants for the presented periods.

The Company will also restate the financial statements contained in its previously filed March 31, 2002 Form 10-Q and the June 30, 2002 Form 10-Q to reflect the transition impairment loss in 2002 and the effects of the adjustments discussed above.

Throughout the financial statements and footnotes, all amounts presented for the three and nine months ended September 30, 2001 and as of December 31, 2001 have been adjusted to reflect the aforementioned adjustments.

3. Responsibility for Interim Financial Statements

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report. The accompanying consolidated financial statements are unaudited and subject to review by regulatory authorities. However, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include useful lives of property, plant and equipment, valuation of long-lived assets, income taxes and allocated operating costs. Actual results could differ from those estimates.

4. Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Company had an independent appraiser prepare the valuations of its franchises as of January 1, 2002. Franchises were aggregated into essentially inseparable reporting units to conduct the valuations. The appraiser assessed that the fair value of each of the Company's reporting units exceeded their carrying amount at that time. As a result, no impairment charge was initially recorded upon adoption, however, in the third quarter of 2002, the Company determined that it was necessary to restate previously issued financial statements including financial statements for the first and second quarter of 2002. In connection with this restatement, an additional $253.7 million of franchise costs was recorded to properly reflect deferred tax liabilities relating to prior business combinations. (See Note 2). Management determined that the incremental franchise costs recorded in connection with the restatement were impaired and as a result, the Company recorded the cumulative effect of the change in accounting principle of $3.8 million. This adjustment has been reflected in the nine months ended September 30, 2002 financial statements. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption.

In determining whether our franchises have an indefinite life, we considered the exclusivity of the franchise, our history of franchise renewals, and the technological state of the associated cable systems with a view to whether or not we are in compliance with any technology upgrading requirements. Certain franchises did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These franchise costs will be amortized on a straight-line basis over 10 years, which represents management's best estimate of the remaining lives of such franchises.

The effect of the adoption of SFAS No. 142 as of September 30, 2002 and December 31, 2001 is presented in the following table (dollars in thousands):

                                                   September 30, 2002                December 31, 2001 - Restated
                                     ----------------------------------------  ----------------------------------------
                                        Gross                        Net          Gross                        Net
                                       Carrying    Accumulated    Carrying       Carrying    Accumulated     Carrying
                                        Amount     Amortization     Amount        Amount     Amortization     Amount
                                     ------------  ------------  ------------  ------------  ------------  ------------
     Franchises with
      indefinite lives............. $  3,738,363  $    455,852  $  3,282,511  $  3,738,545  $    452,039  $  3,286,506

     Franchises with
         finite lives..............       25,812         4,794        21,018        25,758         3,094        22,664
                                     ------------  ------------  ------------  ------------  ------------  ------------
     Total franchises.............. $  3,764,175  $    460,646  $  3,303,529  $  3,764,303  $    455,133  $  3,309,170
                                     ============  ============  ============  ============  ============  ============

Franchise amortization expense for the nine months ended September 30, 2002 was $1.7 million, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. For each of the next five years, amortization expense relating to these franchises is expected to be approximately $2.3 million.

A reconciliation of net loss for the three and nine months ended September 30, 2002 and 2001, respectively, as if SFAS No. 142 had been adopted as of January 1, 2001, is presented below (in thousands):

                                                                         Three Months Ended                   Nine Months Ended
                                                                            September 30,                       September 30,
                                                                   ----------------------------------  ----------------------------------
                                                                           2002              2001              2002              2001
                                                                   ----------------  ----------------  ----------------  ----------------
                                                                                        (Restated)                          (Restated)
NET LOSS:
   Reported net loss............................................. $        (27,935)          (87,409) $        (85,767) $       (265,804)
   Add back: amortization of indefinite-lived franchises.........               --            58,417                --           183,384
                                                                   ----------------  ----------------  ----------------  ----------------
      Adjusted net loss.......................................... $        (27,935)          (28,992) $        (85,767) $        (82,420)
                                                                   ================  ================  ================  ================

5. Long-Term Debt

In January 2001, all amounts due under the CC V Holdings credit facilities were repaid using borrowings from the CC VIII Operating credit facilities, and the CC V Holdings credit facilities were terminated. In addition, the CC VIII Operating credit facilities were amended and restated to, among other things, increase borrowing availability by $550.0 million to $1.45 billion.

Long-term debt consists of the following as of the dates presented (dollars in thousands):

                                                    September 30, 2002  December 31, 2001
                                                       ----------------  ----------------
CC VIII Operating credit facilities.................. $      1,190,750  $      1,082,000
CC V Holdings senior discount notes..................          158,478           146,292
Other................................................            1,056             1,313
                                                       ----------------  ----------------
                                                      $      1,350,284  $      1,229,605
                                                       ================  ================

The CC VIII Operating credit facilities were amended and restated on January 3, 2002 and provided for borrowings of up to $1.55 billion, which were reduced to $1.51 billion as of September 30, 2002, as described below. The CC VIII Operating credit facilities provide for three term facilities: two Term A facilities with a reduced current aggregate principal amount of $462.5 million, that continues reducing quarterly until they reach maturity in June 2007, and a Term B facility with a reduced current principal amount of $496.25 million, that continues reducing quarterly until it reaches maturity in February 2008. The CC VIII Operating credit facilities also provide for two reducing revolving credit facilities, in the current aggregate amount of $547.1 million, which reduce quarterly beginning in March 2002 and September 2005, respectively, with maturity dates in June 2007. At the option of the lenders, supplemental facilities in the amount of $300.0 million may be available. Amounts under the CC VIII Operating credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans and up to 1.75% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% is payable on the unborrowed balance of the revolving credit facilities.

In January 2002, the Company repaid $107.0 million under the revolving portion of the CC VIII Operating credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes. As of September 30, 2002, outstanding borrowings were $1.2 billion, and unused availability was $315.9 million.

Charter Holdco acquired the Company in November 1999 and assumed the Company's outstanding 11.875% senior discount notes due 2008. After December 1, 2003, cash interest on the Company's 11.875% notes will be payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2004.

The fair market value of the notes was $136.6 million and $146.5 million as of September 30, 2002 and December 31, 2001, respectively. The fair value of the notes is based on quoted market prices.

6. Accounting for Derivative Instruments and Hedging Activities

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

The Company has certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, derivative gains and losses are offset against related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three and nine months ended September 30, 2002, other expense includes a gain of $0.5 million and a loss of $0.8 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. For the three and nine months ended September 30, 2001, there were no interest rate hedge agreements designated as cash flow hedges. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss on the accompanying consolidated balance sheets. For the nine months ended September 30, 2002, a loss of $15.3 million related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings or losses.

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. For the three and nine months ended September 30, 2002 and the three and nine months ended September 30, 2001, the Company recorded other expense of $24.5 million and $33.7 million and $12.2 million and $11.7 million, respectively, for interest rate derivative instruments not designated as hedges.

As of September 30, 2002 and December 31, 2001, the Company had outstanding $700.0 million and $715.0 million, respectively, in notional amounts of interest rate swaps. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

7. Comprehensive Loss

The Company reports changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, in accumulated other comprehensive loss. Comprehensive loss for the three months ended September 30, 2002 and 2001 was $23.7 million and $87.4 million, respectively. Comprehensive loss for the nine months ended September 30, 2002 and 2001 was $101.1 million and $265.8 million, respectively.

  Income Taxes

  As of September 30, 2002, the Company has recorded deferred income tax liabilities of $32.0 million which relates to certain indirect corporate subsidiaries of the Company, which file separate income tax returns.

  Contingencies

In connection with our acquisition of Mercom, Inc. (Mercom), former Mercom shareholders holding 731,894 Mercom common shares (approximately 15.3% of all outstanding Mercom common shares) gave notice of their election to exercise appraisal rights as provided by Delaware law. On July 2, 1999, former Mercom shareholders holding approximately 535,000 shares of Mercom common stock filed a petition for appraisal of stock in the Delaware Chancery Court.

This dispute arises from the March 1999 merger of Mercom and Avalon Cable of Michigan, Inc. In connection with the cash-out merger, the minority holders of Mercom common stock had the right to receive $12 per share in cash..

Petitioners filed suit in Delaware Chancery Court to receive fair value for their shares of Mercom common stock, plus interest and all costs of the proceeding, including attorneys' fees and expenses. On October 11, 2002, the parties agreed to a settlement of these actions wherein Charter has paid the appraisal shareholders $10 million in total (including statutorily mandated interest) to resolve all outstanding disputes. As of September 30, 2002, this amount was accrued and subsequent to quarter end the balance was paid.

Fourteen putative class action lawsuits (the "Federal Class Actions") have been filed against Charter Communications, Inc., the Company's indirect parent, and certain of its former and present officers and directors in various jurisdictions on behalf of all purchasers of the securities of Charter Communications, Inc. during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter Communications, Inc. utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning its operations and prospects. In October 2002, Charter Communications, Inc. filed a motion with the Judicial Panel on Multidistrict Litigation to transfer the Federal Class Actions to a single forum. Charter Communications, Inc. anticipates that the Federal Class Actions will be consolidated into a single class action in a single jurisdiction.

Separately, on September 12, 2002, a shareholders derivative suit (the "Derivative Action") was filed in Missouri state court against Charter Communications, Inc. and its current directors, as well as its former auditors. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on behalf of Charter Communications, Inc., are sought by the plaintiffs.

In addition to the Federal Class Actions and the Derivative Action, six putative class action lawsuits have been filed against Charter Communications, Inc. and certain of its current directors and officers in the Court of Chancery of the State of Delaware (the "Delaware Class Actions"). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter Communications, Inc. at an unfair price. The lawsuits were brought on behalf of the securities holders of Charter Communications, Inc. as of July 29, 2002, and seek unspecified damages and possible injunctive relief. Charter Communications, Inc. has informed the Company that no such proposed transaction has been presented.

The lawsuits discussed above are each in preliminary stages and no dispositive motions have been filed. Charter Communications, Inc. intends to vigorously defend the lawsuits.

Since the filing of the first civil class action lawsuit, Charter Communications, Inc. has received grand jury subpoenas from the United States Attorney's Office for the Eastern District of Missouri. The investigation and subpoenas generally relate to the prior reports of Charter Communications, Inc. with respect to its determination of customers, and to various of its other accounting policies and practices, including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter Communications, Inc. has been advised by the U.S. Attorney's Office that no member of its Board of Directors, including the Chief Executive Officer, is a target of the investigation. Charter Communications, Inc. is actively cooperating with the investigation. On November 4, 2002, Charter Communications, Inc. received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission concerning its prior reporting of its customers and policies and procedures relating to its disconnection of customers. The Staff requested that Charter Communications, Inc. voluntarily provide certain documents. Charter Communications, Inc. intends to cooperate with the SEC Staff and to provide documents in response to the inquiry.

Charter Communications, Inc. is generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of its bylaws and (where applicable) such individual defendants' employment agreements. Under the terms of its limited liability company agreement, the Company may be required to indemnify Charter and the individual defendants in connection with the matters set forth above..

In March 2002, the Federal Communications Commission ruled that Internet access service provided by cable operators was not subject to franchise fees assessed by local franchising authorities. A number of local franchise authorities and Internet service providers have appealed this decision. The matter is expected to be argued in early 2003. As a result of this ruling, the Company has stopped collecting franchise fees for cable modem service.

In addition to the matters set forth above, the Company is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel and taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

  Minority Interest - Related Party

PREFERRED EQUITY IN CC VIII, LLC. CC VIII an indirect subsidiary of the Company, issued preferred membership units (collectively, the "CC VIII Interest") with a value and an effective liquidation preference of approximately $630 million to certain sellers as part of the Bresnan acquisition in February 2000. The liquidation preference of the CC VIII Interest accretes at 2% annually and is entitled to preferential distributions from available cash and upon liquidation of CC VIII. The CC VIII Interest generally does not share in the profits and losses of CC VIII and is recorded as a minority interest in the Company's financial statements. These holders have the right at their option to exchange the CC VIII Interest for shares of Charter Class A Common Stock. The Company does not have the right to force such an exchange. In connection with the Bresnan acquisition, Mr. Allen granted the holders of the CC VIII Interest the right to sell the CC VIII Interest (or any Charter Class A Common Stock or Charter Holdco membership interests which the current holders might receive upon exchange of the CC VIII Interest prior to transfer to Mr. Allen) to Mr. Allen for approximately $630 million plus 4.5% interest annually from February 2000. In April 2002, in accordance with the put agreement, the holders notified Mr. Allen of their intent to exercise this put right in full, and the parties agreed to consummate the sale in April 2003, although the parties also agreed to negotiate in good faith possible alternatives to the closing. If the sale to Mr. Allen is consummated, Mr. Allen would become the holder of the CC VIII Interest (or, if previously exchanged by the current holders, any Charter Class A Common Stock or a Charter Holdco membership interest issued to the current holders upon such exchange). If the CC VIII Interest is transferred to Mr. Allen, Mr. Allen then generally would be allocated his pro rata share of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen would not be entitled to any priority distributions (except with respect to the 2% accretion, as to which such priority would continue) and Mr. Allen's share of any remaining distributions in liquidation would be equal to the original capital account of approximately $630 million, increased or decreased by Mr. Allen's pro-rata share of CC VIII's profits or losses after the transfer to Mr. Allen.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As used herein, the "Company" refers to CC V Holdings, LLC. "We", "us" and "our" refer to the Company and CC V Finance, Inc., collectively.

RESULTS OF OPERATIONS

The Company has determined that certain adjustments are required to the Consolidated Financial Statements as of December 31, 2000 and 2001 and for the years then ended that the Company previously filed on Form 10- K. These adjustments were necessary to properly reflect deferred tax liabilities relating to the differences between the financial statement and tax bases of assets acquired in business combinations that existed at the dates of acquisition. The effects of the adjustments for the three and nine months ended September 30, 2001 and as of December 31, 2001 are reflected in this Form 10-Q.

We have engaged KPMG LLP to perform reaudits as of and for the years ended December 31, 2001 and 2000 as a result of the restatement process. We will attempt to conclude these reaudits promptly. All December 31, 2001 balance sheet information contained in this Form 10-Q is considered unaudited until the reaudit is completed and amended consolidated financial statements are filed with the SEC.

The Company recorded approximately $4.0 billion in total assets relating to the acquisitions of Avalon Cable, LLC and Bresnan by Charter Holdco in 1999 and 2000. The Company has determined that an additional $253.7 million of franchise costs and $40.3 million of deferred income tax liabilities should have been recorded relating to the differences between the financial statement and tax bases of the assets acquired in these transactions that existed at the dates of the acquisitions. Accordingly, the Company will restate previously issued financial statements for the years ended December 31, 2001 and 2000. The balance of the adjustment will be recorded as $213.4 million of additional members' equity. These adjustments also will result in the Company restating prior periods to record $33.5 million of amortization expense related to periods prior to 2002 as if the additional franchise costs had been recorded at the time of the acquisitions. Additionally, the recording of the franchise cost resulted in a reassessment by management of the transition impairment of franchises with indefinite lives as of January 1, 2002, the date of adoption for SFAS No. 142. This reassessment resulted in recognition of impairment at adoption of $3.8 million. Accordingly, this adjustment will be recorded by the Company as of January 1, 2002 and has been reflected in the results of operations for the nine months ended September 30, 2002.

The adjustments increased the net loss in the third quarter of 2001 and for the nine months ended September 30, 2001 by $3.0 million and by $8.9 million, respectively. The adjustments also increased member's equity of the Company at December 31, 2001 by $185.1 million. The following tables summarize the effects of the adjustments on the affected items of the December 31, 2001 consolidated balance sheet and the consolidated statements of operations for the three and nine month periods ended September 30, 2001 (dollars in thousands).

In addition, revenues and costs and expenses for the three and nine months ended September 30, 2001 have been adjusted to reflect a correction in the Company's customers and related results of operations between the Company and another entity owned by Charter Holdco. The effect of this revision was less than 1% of revenues and costs and expenses.

      Consolidated Balance Sheet

                                             As of December 31, 2001
                                         ------------------------------
                                         As Previously
                                            Reported        Restated
                                         --------------  --------------
Franchises............................. $    3,088,958  $    3,309,170
Total Assets...........................      3,924,965       4,147,190
Other Long-Term Liabilities............         12,275          49,359
Total Member's Equity..................      1,834,995       2,020,136

       Consolidated Statement of Operations

                                                      Three Months Ended
                                                        September 30, 2001
                                                    ------------------------------
                                                    As Previously
                                                       Reported        Restated
                                                    --------------  --------------
Revenues.......................................... $      135,184  $      136,105
Operating (excluding those items listed below)....         47,781          48,091
Selling, general and administrative...............         21,952          22,066
Depreciation and Amortization.....................        111,084         115,313
Loss from Operations..............................        (47,553)        (51,285)
Income Tax Benefit................................             --             777
Net Loss..........................................        (84,455)        (87,410)

                                                         Nine Months Ended
                                                         September 30, 2001
                                                    ------------------------------
                                                    As Previously
                                                       Reported        Restated
                                                    --------------  --------------
Revenues.......................................... $      384,276  $      386,882
Operating (excluding those items listed below)....        139,889         140,729
Selling, general and administrative...............         61,810          62,135
Depreciation and Amortization.....................        341,202         353,888
Loss from Operations..............................       (164,456)       (175,701)
Income Tax Benefit................................             --           2,331
Net Loss..........................................       (256,890)       (265,804)

The adjustments had no effect on the Company's cash flow from operations or compliance with debt covenants for the presented periods.

The Company will also restate the financial statements contained in its previously filed March 31, 2002 Form 10-Q and the June 30, 2002 Form 10-Q to reflect the transition impairment loss in 2002 and the effects of the adjustments discussed above.

Throughout the financial statements and footnotes, all amounts presented for the three and nine months ended September 30, 2001 and as of December 31, 2001 have been adjusted to reflect the aforementioned adjustments.

The following table summarizes amounts and the percentages of total revenues for certain items for the periods indicated (dollars in millions):

                                                                       Nine Months Ended September 30,
                                                             --------------------------------------------
                                                                      2002                    2001
                                                             ---------------------   --------------------
Revenues................................................... $    452.8      100.0% $   386.9      100.0%
                                                             ----------  ---------   ---------  ---------
Costs and expenses:
  Operating (excluding those items listed below)...........      171.9       38.0%     140.7       36.4%
  Selling, general and administrative......................       72.2       15.9%      62.1       16.1%
  Depreciation and amortization............................      175.1       38.7%     353.9       91.5%
  Corporate expenses - related parties.....................        6.3        1.4%       5.8        1.5%
                                                             ----------  ---------   ---------  ---------
                                                                 425.5       94.0%     562.6      145.4%
                                                             ----------  ---------   ---------  ---------
      Income (loss) from operations........................       27.3        6.0%    (175.7)     (45.4)%
                                                             ----------              ---------
Other expense:
  Interest expense, net....................................      (64.8)                 (70.0)
  Loss on derivative and hedging instruments...............      (34.5)                 (11.7)
  Other expense............................................       (0.2)                  (1.1)
                                                             ----------              ---------
                                                                 (99.5)                 (82.8)
                                                             ----------              ---------
Loss before income tax benefit and minority interest.......      (72.2)                (258.5)

  Income tax benefit.......................................         --                    2.3
  Minority interest........................................       (9.8)                  (9.5)
                                                             ----------              ---------
Net Loss before cumulative effect of accounting change.....      (82.0)                (265.8)

  Cumulative effect of accounting change...................       (3.8)                    --
                                                             ----------              ---------
Net Loss................................................... $    (85.8)             $  (265.8)
                                                             ==========              =========

Other financial and operational data are as follows for the periods indicated (dollars in thousands, except average monthly revenue per basic customer):

                                                                     Nine Months Ended September 30,
                                                                     ----------------------------
                                                                         2002           2001
                                                                     -------------  -------------
Homes passed (at period end) (a)(k)................................ $   1,492,300  $   1,468,400
Basic customers (at period end) (b)(c)(k)..........................       952,900        977,900
Basic penetration (at period end) (c)(d)(k)........................          63.9%          66.6%
Digital customers (at period end) (c)(e)(k)........................       268,600        188,400
Digital penetration of basic customers (at period end) (c)(f)(k)...          28.2%          19.3%
Cable modem customers (at period end) (c)(g)(k)....................       197,000        101,600
Average monthly revenue per basic customer (quarter) (c)(h)(k)..... $       55.74  $       46.39
Revenue generating units (c)(i)....................................     1,418,500      1,267,900
Customer relationships (c)(j)......................................       952,900        977,900

  Homes passed represents the estimated number of living units, such as single residence homes, apartments and condominium units, passed by the cable distribution network in a given cable system service area to which we offer the service indicated.

  As of September 30, 2002 and 2001, basic customers include: 1) approximately 3,200 and 1,500 customers (0.3% and 0.2% of total basic customers), respectively, who pay for cable modem service only and who are also counted as cable modem customers; and 2) approximately 38,000 and 38,600 commercial customers, respectively, who are calculated on an equivalent bulk unit ("EBU") basis. EBU is calculated for a system by dividing the bulk price charged to accounts in a system by the most prevalent price charged to non-bulk residential customers in that system for the comparable tier of service. The EBU method of calculating basic customers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied year over year.

  As described on page 27, the United States Attorney's office is conducting an investigation into certain matters, including the Company's prior practices with respect to its determination of customers. The investigation may provide information that could result in a revision of customer information for 2001 to reflect that certain disconnect requests and non-paying customers were not disconnected in a timely fashion. The Company has initiated company-wide guidelines respecting voluntary and non-pay disconnects.

  Basic penetration represents the number of customers as a percentage of homes passed.

  Digital customers include all households that have one or more digital set-top terminals.

  Digital penetration of basic customers represents the number of digital customers as a percentage of basic customers.

  As of September 30, 2002 and 2001, cable modem customers include approximately 29,400 and 11,400 commercial customers, respectively, who are calculated on an equivalent modem unit ("EMU") basis. EMU is calculated for a system by dividing the aggregate commercial revenue for modem service by the average effective price charged in that system for modem service to residential customers. We have consistently utilized this methodology, as it conforms to our internal practices followed for operating and capital expenditure budgeting.

  Average monthly revenue per basic customer represents revenues divided by three divided by the number of basic customers at period end.

  Revenue generating units include the total of all primary analog video, digital video and cable modem customers, not counting additional outlets at period end.

  Customer relationships include the number of customers that receive at least one level of service encompassing video or data services, without regard to which service(s) customers purchase at period end.

  The numbers presented herein differ from the numbers provided in the Company's quarterly report of Form 10-Q for the period ended September 30, 2001.

COMPARISON OF RESULTS

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues. Revenues increased $65.9 million, or 17.0%, to $452.8 million for the nine months ended September 30, 2002 from $386.9 million for the nine months ended September 30, 2001. Revenues by service offering are as follows (dollars in millions):

                                     Nine Months Ended September 30,
                           ------------------------------------------
                                   2002                  2001             2002 over 2001
                           --------------------  --------------------  --------------------
                                        % of                  % of                    %
                            Amount    Revenues    Amount    Revenues    Change     Change
                           ---------  ---------  ---------  ---------  ---------  ---------
Analog video............. $   311.4       68.8% $   286.7       74.1% $    24.7        8.6%
Digital video............      32.6        7.2%      21.4        5.5%      11.2       52.3%
Cable modem..............      46.1       10.2%      19.4        5.0%      26.7      137.6%
Advertising sales........      29.4        6.5%      26.3        6.8%       3.1       11.8%
Other....................      33.3        7.3%      33.1        8.6%       0.2        0.6%
                           ---------  ---------  ---------  ---------  ---------
                          $   452.8      100.0% $   386.9      100.0% $    65.9       17.0%
                           =========  =========  =========  =========  =========

See note (c) above for certain information regarding customer figures for 2001.

Analog video revenues consist primarily of revenues from basic and premium services. Analog video revenues increased by $24.7 million, or 8.6%, from $286.7 million for the nine months ended September 30, 2001 to $311.4 million for the nine months ended September 30, 2002. The increase was due to general rate increases in basic service offset by a decline in analog video customers of 25,000, or 2.6%, to 952,900 at September 30, 2002 compared to 977,900 at September 30, 2001 as a result of competition from satellite providers, customer reaction to increased prices in rebuilt markets and continued adherence to strengthened credit policies implemented in early 2002. We recently announced that we will not be raising rates in the near term in certain of our operating areas that have experienced significant rate increases, which could negatively impact margins.

Digital video revenues consist primarily of revenues related to the provision of digital video service. Digital video revenues increased $11.2 million, or 52.3%, from $21.4 million for the nine months ended September 30, 2001 to $32.6 million for the nine months ended September 30, 2002. The increase was due to an increase of digital customers by 80,200, or 42.6%, to 268,600 at September 30, 2002 compared to 188,400 at September 30, 2001 as a result of focused marketing efforts, bundled service packages and demand for this service coupled with general rate increases in digital service. We recently announced that we will not be raising rates in the near term in certain of our operating areas that have experienced significant rate increases, which could negatively impact margins.

Cable modem revenues consist primarily of revenues related to the provision of high-speed Internet service. Cable modem revenues increased $26.7 million, or 137.6%, from $19.4 million for the nine months ended September 30, 2001 to $46.1 million for the nine months ended September 30, 2002. The increase was due to an increase of cable modem customers by 95,400, or 93.9%, to 197,000 at September 30, 2002 compared to 101,600 at September 30, 2001. The increase was due to internal growth as our system upgrades and expansion continue to increase our ability to offer high-speed Internet service to a larger portion of our customer base. Internal growth in cable modem services was the result of focused marketing efforts, bundled service packages and demand for such services.

Advertising sales revenues consist primarily of revenues from traditional advertising services as well as advertising to promote new channels. Advertising sales revenues increased $3.1 million, or 11.8%, from $26.3 million for the nine months ended September 30, 2001 to $29.4 million for the nine months ended September 30, 2002. The increase was primarily due to an increase in non-launch advertising contracts with programmers offset by a decrease in advertising to promote new channels. Revenues from advertising provided to vendors and programmers to promote new channels are recognized based upon the fair value of advertising provided.

Other revenues consist primarily of revenues from franchise fees, customer installations, equipment rental, processing fees, wire maintenance fees, home shopping, dial-up Internet service and other miscellaneous revenues. Other revenues increased $0.2 million, or by less than 1.0%, from $33.1 million for the nine months ended September 30, 2001 to $33.3 million for the nine months ended September 30, 2002. The increase was primarily due to an increase in miscellaneous revenues, coupled with increases in the other aforementioned revenues offset partially by the Federal Communications Commission's ruling that collection of franchise fees was no longer required for cable modem service.

Operating expenses. Operating expenses increased $31.2 million, or 22.2%, to $171.9 million for the nine months ended September 30, 2002 from $140.7 million for the nine months ended September 30, 2001. Key components of operating expenses as a percentage of revenues are as follows (dollars in millions):

                                                    Nine Months Ended September 30,
                                          ------------------------------------------
                                                  2002                  2001             2002 over 2001
                                          --------------------  --------------------  --------------------
                                                       % of                  % of                    %
                                           Amount    Revenues    Amount    Revenues    Change     Change
                                          ---------  ---------  ---------  ---------  ---------  ---------
Analog video programming................ $   108.6       24.0% $    92.6       23.9% $    16.0       17.3%
Digital video...........................      10.9        2.4%       8.3        2.1%       2.6       31.3%
Cable modem.............................      10.7        2.4%       6.4        1.7%       4.3       67.2%
Advertising sales.......................       8.0        1.8%       7.2        1.9%       0.8       11.1%
Service costs...........................      33.7        7.4%      26.2        6.8%       7.5       28.6%
                                          ---------  ---------  ---------  ---------  ---------
                                         $   171.9       38.0% $   140.7       36.4% $    31.2       22.2%
                                          =========  =========  =========  =========  =========

Analog video programming costs consist primarily of costs paid to programmers for the provision of basic and premium channels as well as pay-per-view programs and channel guides. The increase in analog video programming expenses of $16.0 million, or 17.3%, was primarily due to inflationary or negotiated price increases, particularly in sports programming, and an increased number of channels carried on our systems. The increase of $2.6 million, or 31.3%, in direct operating costs to provide digital video services was primarily due to internal growth of these advanced services and increased programming costs. Total programming costs, including both digital and analog programming, were $117.4 million and $98.3 million, representing 68.3% and 69.9% of total operating expenses for the nine months ended September 30, 2002 and 2001. The increase of $4.3 million, or 67.2%, in direct operating costs to provide cable modem services was primarily due to the increase in cable modem customers. Advertising sales expenses increased $0.8 million due to an increase in costs associated with an increased number of non-launch advertising contracts. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, maintenance and pole rent expense. The increase in service costs of $7.5 million, or 28.6%, resulted primarily from overall continued internal growth in advanced services.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $10.1 million, or 16.3%, to $72.2 million for the nine months ended September 30, 2002 from $62.1 million for the nine months ended September 30, 2001. Key components of expense as a percentage of revenues are as follows (dollars in millions):

                                                 Nine Months Ended September 30,
                                       ------------------------------------------
                                               2002                  2001             2002 over 2001
                                       --------------------  --------------------  --------------------
                                                    % of                  % of                    %
                                        Amount    Revenues    Amount    Revenues    Change     Change
                                       ---------  ---------  ---------  ---------  ---------  ---------
General and administrative........... $    62.0       13.7% $    53.7       13.9% $     8.3       15.5%
Marketing............................      10.2        2.3%       8.4        2.2%       1.8       21.4%
                                       ---------  ---------  ---------  ---------  ---------
                                      $    72.2       15.9% $    62.1       16.1% $    10.1       16.3%
                                       =========  =========  =========  =========  =========

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, bad debt expense and property taxes. The increase in general and administrative expenses of $8.3 million, or 15.5%, resulted primarily from our overall continued internal growth in advanced services. Marketing expenses increased $1.8 million, or 21.4%, related to an increased level of promotions of our service offerings.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $178.8 million, or 50.5%, to $175.1 million for the nine months ended September 30, 2002 from $353.9 million for the nine months ended September 30, 2001. This decrease was due primarily to the adoption on January 1, 2002 of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that franchise intangible assets that meet the indefinite life criteria of SFAS No. 142 no longer be amortized against earnings but instead be tested annually for impairment. Amortization of such assets totaled $183.4 million for the nine months ended September 30, 2001. The decrease was partially offset by the increase in depreciation expense related to additional capital expenditures in 2002 and 2001.

Corporate expenses - related parties. Corporate expenses for the nine months ended September 30, 2002 and 2001 represent costs incurred on our behalf by our affiliates, Charter Communications Holding Company, LLC and Charter Communications, Inc., and increased $0.5 million, or 8.6%, to $6.3 million for the nine months ended September 30, 2002, from $5.8 million for the nine months ended September 30, 2001.

Interest expense, net. Interest expense, net decreased by $5.2 million, or 7.4%, to $64.8 million for the nine months ended September 30, 2002 from $70.0 million for the nine months ended September 30, 2001. The decrease was primarily due to a decline in our weighted average borrowing rate of 1.3% to 6.4% during the nine months ended September 30, 2002 from 7.8% during the nine months ended September 30, 2001.

Loss on derivative and hedging instruments. Loss on derivative and hedging instruments increased by $22.8 million to $34.5 million for the nine months ended September 30, 2002 from $11.7 million for the nine months ended September 30, 2001. The increase was primarily due to less favorable positions on interest rate agreements.

Income tax benefit. Income tax benefit of $2.3 million for the nine months ended September 30, 2001 represents deferred income tax benefit primarily related to certain indirect corporate subsidiaries of the Company which fill separate income tax returns.

Minority interest. Minority interest expense represents the accretion of the preferred membership units in an indirect subsidiary of Charter Communications Holdings, LLC issued to certain Bresnan sellers. These membership units are exchangeable on a one-for-one basis for shares of Class A common stock of Charter Communications, Inc. Minority interest increased by $0.3 million, or 3.2%, to $9.8 million for the nine months ended September 30, 2002 from $9.5 million for the nine months ended September 30, 2001.

Cumulative effect of accounting change. Cumulative effect of accounting change represents the impairment charge recorded as a result of adopting SFAS No. 142. The Company will restate its financial statements to record the impairment in the first quarter of 2002 as a result of additional franchise costs recorded in the restatement of the Company's financial statements to record deferred taxes resulting from adjustments to prior years' acquisition accounting.

Net loss. Net loss decreased by $180.0 million, or 67.7%, to $85.8 million for the nine months ended September 30, 2002 from $265.8 million for the nine months ended September 30, 2001 as a result of the combination of factors discussed above.

CERTAIN TRENDS AND UNCERTAINTIES

Variable Interest Rates. At September 30, 2002, excluding the effects of hedging, approximately 88.3% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of September 30, 2002 and December 31, 2001, the weighted average rate on the bank debt was approximately 5.5%, and the weighted average rate on the high-yield debt was approximately 11.8% resulting in a blended weighted average rate of 6.3% and 6.2%, respectively. Approximately 63.8% of our debt was effectively fixed including the effects of our interest rate agreements as of September 30, 2002 compared to approximately 69.1% at December 31, 2001.

Competition. The industry in which we operate is highly competitive. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-standing relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain cross-ownership rules may further enhance the ability of certain of our competitors, either through access to financing, resources or efficiencies of scale.

In particular, we face competition within the subscription television industry, which includes providers of paid television service employing technologies other than cable, such as direct broadcast satellite, also known as DBS. Competition from DBS, including intensive marketing efforts and aggressive pricing, has had an adverse impact on our ability to retain subscribers, which may continue in the future. In addition, a pending merger between the two largest DBS providers, if approved by regulators and consummated by the parties, would provide the surviving entity with increased resources and could further strengthen competition from this sector. Local telephone companies and electric utilities can compete in this area, and they increasingly may do so in the future. The subscription television industry also faces competition from broadcast companies distributing television broadcast signals without assessing a subscription fee and from other communications and entertainment media, including conventional radio broadcasting services, newspapers, movie theaters, the Internet, live sports events and home video products. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of "dial-up" and digital subscriber line technology, also known as DSL. Further loss of subscribers to DBS or other alternative video and data services could have a material negative impact on our business.

Securities Litigation and Government Investigations. As previously reported, during the last quarter, a number of federal class action lawsuits were filed against Charter Communications, Inc., our indirect parent, alleging violations of securities laws. In addition, several class action lawsuits were filed in Delaware state court against Charter Communications, Inc. and certain of its directors and officers, and a derivative suit was filed in Missouri state court against Charter Communications, Inc., its current directors and its former independent auditor. The Delaware class actions and the derivative suit each allege that the defendants breached their fiduciary duties. On August 16, 2002, Charter Communications, Inc. announced its receipt of a grand jury subpoena from the United States Attorney's Office for the Eastern District of Missouri requesting documents. The investigation and subpoenas generally relate to the prior reports of Charter Communications, Inc. with respect to its determination of customers, and to various of its other accounting policies and practices, including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter Communications, Inc has been advised by the U.S. Attorney's Office that no member of the Board of Directors, including the Chief Executive Officer, is a target of the investigation. Charter Communications, Inc. is actively cooperating with the investigation. On November 4, 2002, Charter Communications, Inc. received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission concerning its prior reporting of its customers and policies and procedures relating to its disconnection of customers.

Due to the inherent uncertainties of litigation and investigations, Charter Communications, Inc. cannot accurately predict the ultimate outcome of these proceedings. However, these proceedings, and the actions of Charter Communications, Inc. in response to these proceedings, could result in substantial costs, substantial potential liabilities and the diversion of management's attention, all of which could adversely affect the market price of our publicly-traded notes, as well as our ability to meet future operating and financial estimates and to execute our business and financial strategies.

Services and Products; Improvement of Cash Flow. We expect that a substantial portion of our future growth will be achieved through revenues from advanced products and services, such as high-speed cable modem, digital television, and other data services, digital services, and other new products and services that take advantage of cable's broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced products and services successfully to our customers or provide adequate customer service and these advanced products and services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. Further, as we complete the rebuilds of our systems, launch revenues will not provide a significant source of revenue. If we are unable to grow our cash flow sufficiently, we may be unable to fulfill our obligations or obtain alternative financing. In addition, if it is determined that the product being utilized infringes on the rights of others, we may be sued or be precluded from using the technology. Further, due to declining market conditions and slowing economic trends during the past year, we may not be able to achieve our planned levels of growth as these conditions and events may negatively affect the demand for our additional services and products and spending by customers and advertisers.

Economic Slowdown. It is difficult to assess the impact that the general economic slowdown, will have on future operations. However, the economic slowdown has resulted and could continue to result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow, and also could affect our ability to collect accounts receivable and maintain customers. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions.

Regulation and Legislation. Cable systems are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if the Federal Communications Commission were to require cable systems to carry both the analog and digital versions of local broadcast signals or multiple channels added by digital broadcasters. The Federal Communications Commission is currently conducting a proceeding in which it is considering this channel usage possibility, although it recently issued a tentative decision against such dual carriage. In addition, the carriage of new high-definition broadcast and satellite programming services over the next few years may consume significant amounts of system capacity without contributing to proportionate increases in system revenue.

There is also uncertainty whether local franchising authorities, state regulators, the Federal Communications Commission, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. Multiple federal courts have now struck down open- access requirements imposed by several different franchising authorities as unlawful. In March 2002, the Federal Communications Commission officially classified cable's provision of high-speed Internet service in a manner that makes open access requirements unlikely. At the same time, the Federal Communications Commission initiated a rulemaking proceeding that leaves open the possibility that the Commission may assert regulatory control in the future. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

CONTINGENCIES

In connection with our acquisition of Mercom, Inc., former Mercom shareholders holding 731,894 Mercom common shares (approximately 15.3% of all outstanding Mercom common shares) gave notice of their election to exercise appraisal rights as provided by Delaware law. On July 2, 1999, former Mercom shareholders holding approximately 535,000 shares of Mercom common stock filed a petition for appraisal of stock in the Delaware Chancery Court.

This dispute arises from the March 1999 merger of Mercom, Inc. and Avalon Cable of Michigan, Inc. In connection with the cash-out merger, the minority holders of Mercom common stock had the right to receive $12 per share in cash.

Petitioners filed suit in Delaware Chancery Court to receive fair value for their shares of Mercom common stock, plus interest and all costs of the proceeding, including attorneys' fees and expenses. On October 11, 2002, the parties agreed to a settlement of these actions wherein Charter has paid the appraisal shareholders $10 million in total (including statutorily mandated interest) to resolve all outstanding disputes. As of September 30, 2002, this amount was accrued and subsequent to quarter end the balance was paid.

Fourteen putative class action lawsuits have been filed against Charter Communications, Inc., our indirect parent, and certain of its former and present officers and directors in various jurisdictions on behalf of all purchasers of the securities of Charter Communications, Inc. during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter Communications, Inc. utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning its operations and prospects. In October 2002, Charter Communications, Inc. filed a motion with the Judicial Panel on Multidistrict Litigation to transfer the federal class actions to a single forum. Charter Communications, Inc. anticipates that the federal class actions will be consolidated into a single class action in a single jurisdiction.

Separately, on September 12, 2002, a shareholders derivative suit was filed in Missouri state court against Charter Communications, Inc. and its current directors, as well as its former auditors. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on behalf of Charter Communications, Inc., are sought by the plaintiffs.

In addition to the federal class actions and the derivative action, six putative class action lawsuits have been filed against Charter Communications, Inc. and certain of its current directors and officers in the Court of Chancery of the State of Delaware. The Delaware class actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter Communications, Inc. at an unfair price. The lawsuits were brought on behalf of the securities holders of Charter Communications, Inc. as of July 29, 2002, and seek unspecified damages and possible injunctive relief. Charter Communications, Inc. has informed us that no such proposed transaction has been presented.

The lawsuits discussed above are each in preliminary stages and no dispositive motions have been filed. Charter Communications, Inc. intends to vigorously defend the lawsuits.

Since the filing of the first civil class action lawsuit, Charter Communications, Inc. has received grand jury subpoenas from the United States Attorney's Office for the Eastern District of Missouri. The investigation and subpoenas generally relate to the prior reports of Charter Communications, Inc. with respect to its determination of customers, and to various of its other accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter Communications, Inc. has been advised by the U.S. Attorney's Office that no member of its Board of Directors, including the Chief Executive Officer, is a target of the investigation. Charter Communications, Inc. is actively cooperating with the investigation. On November 4, 2002, Charter Communications, Inc. received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission concerning its prior reporting of its customers and policies and procedures relating to its disconnection of customers. The Staff requested that Charter Communications, Inc. voluntarily provide certain documents. Charter Communications, Inc. intends to cooperate with the SEC Staff and to provide documents in response to the inquiry.

Charter Communications, Inc. is generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of its Bylaws and (where applicable) such individual defendants' employment agreements. Under the terms of its limited liability company agreement, the Company may be required to indemnify Charter Communications, Inc. and individual defendants in connection with the matters set forth above.

In March 2002, the Federal Communications Commission ruled that Internet access service provided by cable operators was not subject to franchise fees assessed by local franchising authorities. A number of local franchise authorities and Internet service providers have appealed this decision. The matter is expected to be argued in early 2003. As a result of this ruling, we have stopped collecting franchise fees for cable modem service.

In addition to the matters set forth above, we are also party to other lawsuits and claims that arose in the ordinary course of conducting our business. In the opinion of management, after consulting with legal counsel and taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES.

Within 90 days prior to the filing date of this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

It should be noted that our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by improper override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Except as disclosed in "Contingencies," we are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations. See Item 2 - Contingencies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8- K.

  EXHIBITS

Exhibit Number	Description of Document

3.1

  Certificate of Formation of CC V Holdings, LLC (formerly Known as Avalon Cable LLC). (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-75415) filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999.)

3.1(a)

  Amendment to Certificate of Formation of CC V Holdings, LLC(formerly known as Avalon Cable LLC). ( Incorporated by reference to the Annual Report on Form 10-K of CC V Holdings, LLC and CC V Holdings Finance, Inc. (File Nos. 333-75415 and 333-75415-03, respectively) filed on March 30, 2000.)

3.2

  Certificate of Incorporation of CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.). (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-75415) filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999.)

3.5

  Amended and Restated Limited Liability Company Agreement of CC V Holdings, LLC (formerly known as Avalon Cable LLC). (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-75415) filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999.)

3.6

  Amended and Restated By-Laws of CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.). (Incorporated by reference to the Annual Report on Form 10-K of CC V Holdings, LLC and CC V Holdings Finance, Inc. (File Nos. 333-75415 and 333-75415-03, respectively) filed on March 30, 2000.)

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

  * filed herewith

  REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this Quarterly Report to be signed on their behalf by the undersigned thereunto duly authorized.

CC V HOLDINGS, LLC

Dated: November 19, 2002	By: CHARTER COMMUNICATIONS, INC.,
Registrants' Manager

By: /s/ Kent D. Kalkwarf
Name: Kent D. Kalkwarf
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer) of Charter Communications, Inc.
(Manager) and CC V Holdings, LLC

By: /s/ Paul E. Martin
Name: Paul E. Martin
Title: Senior Vice President and Corporate Controller
(Principal Accounting Officer) of Charter Communications, Inc.
(Manager) and CC V Holdings, LLC

CC V HOLDINGS FINANCE, INC.

Dated: November 19, 2002	By: /s/ Kent D. Kalkwarf
Name: Kent D. Kalkwarf
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer) of CC V Holdings Finance, Inc.

By: /s/ Paul E. Martin
Name: Paul E. Martin
Title: Senior Vice President - Corporate Controller
(Principal Accounting Officer) of CC V Holdings Finance, Inc.

CERTIFICATIONS

Certification of Chief Executive Officer

I, Carl E. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CC V Holdings, LLC and CC V Holdings Finance, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants' other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Carl E. Vogel
Carl E. Vogel
Chief Executive Officer

Certification of Chief Financial Officer

I, Kent D. Kalkwarf, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CC V Holdings, LLC and CC V Holdings Finance, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants' other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Kent D. Kalkwarf
Kent D. Kalkwarf
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1

Certificate of Formation of CC V Holdings, LLC (formerly Known as Avalon Cable LLC). (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-75415) filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999.)

3.1(a)

Amendment to Certificate of Formation of CC V Holdings, LLC(formerly known as Avalon Cable LLC). (Incorporated by reference to the Annual Report on Form 10-K of CC V Holdings, LLC and CC V Holdings Finance, Inc. (File Nos. 333-75415 and 333-75415-03, respectively) filed on March 30, 2000.)

3.2

Certificate of Incorporation of CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.). (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-75415) filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999.)

3.5

Amended and Restated Limited Liability Company Agreement of CC V Holdings, LLC (formerly known as Avalon Cable LLC). (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-75415) filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999.)

3.6

Amended and Restated By-Laws of CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.). (Incorporated by reference to the Annual Report on Form 10-K of CC V Holdings, LLC and CC V Holdings Finance, Inc. (File Nos. 333-75415 and 333-75415-03, respectively) filed on March 30, 2000.)

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

* filed herewith