Form 10-K
period 2002-12-31
CC V HOLDINGS LLC; CC V HOLDINGS FINANCE INC
filed 2003-04-21
CIK 1082692, 1082699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                  to                 .

Commission File Numbers:
333-75415
333-75415-03

CC V Holdings, LLC*
CC V Holdings Finance, Inc.*

(Exact names of registrants as specified in their charters)

Delaware Delaware	13-4029965 13-4029969

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12405 Powerscourt Drive St. Louis, Missouri	63131

(Address of principal executive offices)	(Zip Code)

(314) 965-0555

(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x] The aggregate market value of the voting and non voting common equity securities held by non-affiliates as of June 28, 2002 was zero. All of the issued and outstanding shares of capital stock of CC V Holdings Finance, Inc. are held by CC V Holdings, LLC. All of the limited liability company membership interests of CC V Holdings, LLC are held by Charter Communications Holdings, LLC, a reporting company under the Exchange Act. There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

Documents Incorporated By Reference
The following documents are incorporated into this Report by reference: None

* Registrants meet the conditions set forth in General Instruction I(1)(a) and (b) to the Form 10-K and are therefore filing with the reduced disclosure format.

CC V HOLDINGS, LLC
CC V HOLDINGS FINANCE, INC.

2002 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2002. The Securities and Exchange Commission (SEC) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us” and “our” refer to CC V Holdings, LLC and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in Part I, Item 1. “Business” and in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described under “Certain Trends and Uncertainties” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. Many of the forward-looking statements contained in this Annual Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this Annual Report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or the SEC, and include, but are not limited to:

•	our ability to sustain and grow revenues and cash from operations by offering video and data services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	our ability to comply with all covenants in our credit facilities and indenture, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations under cross default provisions;

•	availability of funds to meet interest payment obligations under our debt and to fund our operations and necessary capital expenditures, either through cash from operations, further borrowings or other sources;

•	any adverse consequences arising out of the restatement of our financial statements described herein;

•	the results of the pending grand jury investigation by the United States Attorney’s Office for the Eastern District of Missouri, the pending SEC investigation and the putative class action and derivative shareholders litigation against Charter Communications, Inc., our indirect parent;

•	the cost and availability of funding to refinance our existing debt as it becomes due;

•	our ability to achieve free cash flow;

•	our ability to obtain programming at reasonable prices;

•	general business conditions, economic uncertainty or slowdown and potential international conflict;

•	the impact of any armed conflict, including loss of customers in areas with large numbers of military personnel; and

•	the effects of governmental regulation on our business.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no obligation to update any of the forward looking statements after the date of this Annual Report to conform these statements to actual results or to changes in our expectations.

PART I

ITEM 1. BUSINESS

Introduction

CC V Holdings, LLC (referred to herein as “CC V Holdings” or the “Company”), and through its subsidiaries, is the owner and operator of cable systems with approximately 1,536,000 million homes passed and approximately 943,900 million customer relationships at December 31, 2002. Through our broadband network of coaxial and fiber optic cable, we offer video, data, telephony and other advanced broadband services. The Company operates in the states of Michigan, Minnesota and Wisconsin.

CC V Holdings was organized as a Delaware limited liability company in 1998 under the name “Avalon Cable, LLC.” CC V Holdings Finance, Inc. (“CC V Finance”) was organized as a Delaware corporation in 1998 under the name “Avalon Cable Finance, Inc.” CC V Finance is a wholly-owned subsidiary of CC V Holdings, and its sole business is being the co-issuer of 11.875% senior discount notes due 2008 (the “Notes”) with CC V Holdings. Both entity names were changed to their current names in November 1999, when Charter Communications Holding Company, LLC (“Charter Holdco”) acquired control over us through the purchase of all outstanding equity interests in CC V Holdings. The parent of Charter Holdco, Charter Communications, Inc. (“Charter”) is a holding company whose only business is to act as the manager of its subsidiaries, including us. We pay management fees to Charter and Charter Holdco for management services. See also “Item 5. Market for Registrants’ Common Equity and Related Stockholder Matters”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” in this Annual Report. Our principal executive offices are located at 12405 Powerscourt Drive, St. Louis, Missouri, 63131 and our main telephone number is (314) 965-0555.

The Company owns all of the outstanding common membership interests in CC VIII, LLC. Certain entities owned by Comcast Corporation own the outstanding preferred membership interests in CC VIII, LLC. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Minority Interest.” CC VIII, LLC owns indirectly through subsidiaries all of the membership interests of our operating subsidiaries, including CC VIII Operating, LLC which is the obligor under the CC VIII Operating credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

At December 31, 2002, our investment in cable properties, long-term debt, and total member’s equity was $3.0 billion, $1.3 billion, and $803 million, respectively. Our debt-to-equity ratio and working capital deficit were 2 to 1 and $154 million at December 31, 2002, respectively. For the year ended December 31, 2002, our revenues and net loss were approximately $604 million and $1.3 billion, respectively. We have had a history of net losses and expect to continue to report net losses for the foreseeable future. The principal reasons for our prior net losses include our depreciation and amortization expenses, impairment charges on franchises and interest costs on borrowed money, which increased in the aggregate $965 million and $28 million, respectively for the year ended December 31, 2002 as compared to December 31, 2001 and for the year ended December 31, 2001 as compared to December 31, 2000. A non-cash impairment charge of $1.3 billion was recognized in 2002. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for greater detail.

Restatement of Prior Results

In November 2002, we determined that additional franchise costs and deferred income tax liability should have been recorded relating to the differences between the financial statement and tax basis of assets we acquired in connection with certain cable businesses acquired throughout 1999 and 2000. As a result of this restatement, we engaged KPMG LLP to perform new audits as of and for the years ended December 31, 2001 and 2000 because our former accountants, Arthur Andersen LLP, were no longer available to provide an opinion as to restated financial statements.

In connection with the audits mentioned above and discussions with the staff of the Securities and Exchange Commission in connection with their review of Charter’s periodic filings, we concluded that it was appropriate to make certain adjustments to previously reported results. Among other things, adjustments were made to previous interpretations and applications of generally accepted accounting principles consistently followed by us since 2000 and throughout the restatement period. Although we do not anticipate that additional adjustments will be necessary, until the Securities and Exchange Commission review process has been completed, it is possible that additional adjustments may be required.

These adjustments reduced previously reported revenue for the first three quarters of 2002 by $7 million, and for the years ended December 31, 2001 and 2000 by $11 million and $14 million, respectively. Such adjustments represent approximately 1%, 2% and 3% of previously reported revenues for the respective periods in 2002, 2001 and 2000. Our previously reported consolidated net loss increased by $383 million for the first three quarters of 2002, and by $9 million and $10 million for the years ended December 31, 2001 and 2000, respectively, primarily due to adjustments related to the original accounting for acquisitions and elements of our rebuild and upgrade activities.

All comparisons and references in this Form 10-K to results for fiscal years 2001 and 2000 are to the restated results. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Restatement of Prior Results” and Note 2 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a more detailed discussion of the restatement.

Certain Significant Developments in 2002

In 2002, we continued and substantially completed the upgrade of our cable systems to provide digital video service, higher bandwidth capacity and two-way communication capability, as well as to reduce the number of headend control centers, or “headends”, which have the equipment for receipt of broadcast and satellite signals, transmission of signals to customers and connectivity for data services. This rebuild increased our number of homes passed which were enabled for digital signals and high speed cable modem service. We began to offer telephony in one system in Wisconsin in September 2002. At December 31, 2002, approximately 94% of our customer relationships were served by systems with bandwidth of 550 megahertz or greater and also have the two-way communication capability that is necessary for cable modem high-speed Internet access.

In 2002, we decided to focus on improving cash flow from operations and overall revenues by bundling our digital and data services in value-priced packages without deep discounting. In prior years we engaged in deep discounting, special price and package offers and extended credit policies to increase basic analog customers, which resulted in an increase in the number of customers in excess of 90 days past due throughout late 2000 and 2001. Throughout 2002, we tightened our credit and collections policy in an effort to reduce our billing costs, unproductive call volume and general operating costs. In the fourth quarter of 2002, we commenced a program to improve operating efficiency and reduce labor costs, pursuant to which Charter is consolidating its three divisions and ten operating regions into five divisions and has eliminated certain layers of its management structure. In December 2002, we also commenced a workforce reduction program intended to reduce our operating costs.

Commencing in July 2002, a number of Federal class action lawsuits and state derivative actions were filed against Charter, its directors and certain of its former and current officers, some of whom also serve and/or served as our current and former officers and directors. These lawsuits allege, among other things, misleading accounting practices, overstatement of the number of customers, and breach of fiduciary duty in connection therewith. Since then, Charter has become the subject of investigations by the United States Attorney’s Office of the Eastern District of Missouri and, more recently, the Division of Enforcement of the Securities and Exchange Commission in connection with generally comparable subjects. We understand that Charter is cooperating with the investigations. See “Item 3. Legal Proceedings.”

Focus for 2003

We expect that our financial focus for 2003 will be to improve revenues and reduce losses from operations with a goal of achieving free cash flow (i.e., meaning that revenues would exceed the sum of all operating expenses, capital expenditures, and cash interest expense). To achieve these goals, we expect that our operational focus will be to:

•	reduce analog customer losses;

•	increase revenue by adjusting retail rates of service packages;

•	increase revenue through continued sale of digital services and high-speed data products;

•	decrease customer turnover by emphasizing the sale of bundled services;

•	decrease programming costs by offering customers greater choice in the selection of service packages and bundles;

•	decrease operating costs by improving our basic execution and efficiency with respect to our core video and data services, including improving customer care and service delivery through consolidation of certain functions and application of new technologies;

•	decrease operating costs by eliminating organizational redundancy and promoting standardized practices to seek to better exploit potential economies of scale; and

•	decrease capital expenditures due to the substantial completion of our rebuild program in 2002.

We believe our product offerings, especially our digital and high-speed data options, will provide customers greater choice in the selection of core video and data services through a more varied group of bundled packages of services. Given that our widespread digital platform already enables a significant number and variety of channels, our plan for 2003 is to offer customers the opportunity to choose among groups of channel offerings (including premium channels such as Showtime® and HBO®), and to add other services such as data services, high-definition television (in selected markets), and video-on-demand.

We also plan to focus on increased marketing of our high-speed Internet data service, as we believe this area has the potential to provide a substantial portion of our revenue growth in the near future. We expect that these efforts will focus principally on residential customers, although we plan to continue to expand our marketing of data services to the business community, which we believe has shown an increasing interest in high-speed data service and private network services.

We will continue to strive to provide an efficient and reliable network, with improved service delivery. With our plant rebuild substantially complete, we plan to substantially reduce capital expenditures. We have no current plans to rebuild any systems. Through our newly-implemented quality assurance program, we also plan to focus on improvement of service delivery for our newly rebuilt areas in an effort to enhance the customer’s experience and retention.

ITEM 2. PROPERTIES

Our principal physical assets consist of cable television distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems and customer drop equipment for each of our cable television systems.

Our cable television plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities and telephone companies, and in certain locations, are buried in underground ducts or trenches. We own or lease real property for signal reception sites and own most of our service vehicles.

The physical components of our cable systems require maintenance and periodic upgrades to support the new services and products we introduce. We believe that our properties are generally in good operating condition and are suitable for our business operations.

ITEM 3. LEGAL PROCEEDINGS

Mercom. In connection with the March 1999 cash-out merger of Mercom, Inc. and Avalon Cable of Michigan, Inc. pursuant to which minority holders of Mercom common stock had the right to receive $12 per share in cash, former Mercom shareholders holding 731,894 Mercom common shares (approximately 15.3% of all outstanding Mercom common shares) gave notice of their election to exercise appraisal rights as provided by Delaware law. On July 2, 1999, former Mercom shareholders holding approximately 535,500 shares of Mercom common stock filed a petition for appraisal of stock in the Delaware Chancery Court to receive fair value for their shares of Mercom common stock, plus interest and all costs of the proceeding, including attorneys’ fees and expenses. On October 11, 2002, the parties agreed to a settlement of these actions wherein we have paid previously accrued amounts to the appraisal shareholders of $10 million in total (including statutorily mandated interest) to resolve all outstanding disputes.

Securities Class Actions and Derivative Suits Against Charter. Fourteen putative federal class action lawsuits (the “Federal Class Actions”) have been filed against Charter, the Company’s manager and indirect parent, and certain of its and our former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of the securities of Charter during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. Charter has informed us that it anticipates that the lead plaintiff will file a single consolidated amended complaint shortly. No response from Charter will be due until after this consolidated amended complaint is filed.

On September 12, 2002, a shareholders derivative suit (the “State Derivative Action”) was filed in Missouri state court against Charter and its current directors, as well as its and our former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the “Federal Derivative Action”), was filed against Charter and its current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter at an unfair price. The lawsuits were brought on behalf of Charter’s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such purported or threatened transaction by Mr. Allen has been presented.

All of the lawsuits discussed above are each in preliminary stages, and no dispositive motions or other responses to any of the complaints have been filed. Charter has advised the Company that it intends to vigorously defend the lawsuits.

Government Investigations. In August of 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, refunds that Charter sought from programmers and its reporting of amounts received from digital set-top terminal suppliers for advertising. Charter has been advised by the U.S. Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. Charter has advised us that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission (SEC). The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document subpoenas. The investigation and subpoenas generally concern Charter’s prior reports with respect to its determination of the number of customers (including the adequacy of our disconnect policies, the application of those policies and their effect on the customer totals reported by us during 2001 and prior periods), and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised us that it is actively cooperating with the SEC Staff.

Outcome. Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on our results of operations and financial condition. Upon completion of the investigations referred to above, and depending on their outcome, we will make such adjustments to our previously reported customer numbers as may be appropriate. Also, previously reported customer numbers will be adjusted to eliminate cable modem only customers from our analog video customer count. We will be eliminating the cable modem only customers from our analog video customer count because we determined that most of these customers were unable to receive our most basic level of analog service because this service was physically secured or blocked, was unavailable in certain areas or the customers were unaware that this service was available to them.

Indemnification. Charter is generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of its Bylaws and (where applicable) such individual defendants’ employment agreements. Pursuant to the terms of certain employment agreements and in accordance with the Bylaws of Charter, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, Charter’s current directors and its current and former officers have been advanced certain costs and expenses incurred in connection with their defense. Certain of the individual defendants also serve or have served as our officers and directors. The limited liability company agreements of the Company and its limited liability company subsidiaries, and the bylaws of its corporate subsidiaries, may require each such entity to indemnify Charter and the individual named defendants in connection with the matters set forth above.

Insurance. Charter has directors’ and officers’ liability insurance coverage that it believes is available for these matters, subject to the terms, conditions and limitations of the respective policies.

In addition to the matters set forth above, we are also party to other lawsuits and claims that arose in the ordinary course of conducting our business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on our consolidated financial position or results of operations.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) Market Information

The membership interests of CC V Holdings and the stock of CC V Holdings Finance, Inc. are not publicly traded.

(B) Holders

All of the membership interests of CC V Holdings are owned by Charter Communications Holdings, LLC (“Charter Holdings”). All of the outstanding capital stock of CC V Holdings Finance, Inc. is owned by CC V Holdings.

(C) Dividends

We paid distributions for the years ended December 31, 2002, 2001 and 2000 of $50 million, $31 million and $16 million, respectively. Our ability to pay distributions is limited under the terms of covenants in the indenture governing our outstanding senior discount notes.

(D) Recent Sales of Unregistered Securities

No unregistered equity securities of CC V Holdings or CC V Holdings Finance, Inc. were sold by CC V Holdings or CC V Holdings Finance, Inc. during the fourth quarter of the year ended December 31, 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Certain Trends and Uncertainties” of this section and “Cautionary Statement Regarding Forward-Looking Statements,” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, this section should be read in conjunction with the audited consolidated financial statements of Charter V Holdings, LLC and subsidiaries as of and for the years ended December 31, 2002, 2001 and 2000, and the Annual Report on Form 10-K of Charter Holdings for the years ended December 31, 2002.

All comparisons and references in this Form 10-K to results for fiscal years 2001 and 2000 are to the restated results. See “Restatement of Prior Results” below and Note 3 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a more detailed discussion of the restatement.

Introduction

We have a history of net losses. Our net losses are principally attributable to the substantial interest costs we incur because of our high level of debt, the significant depreciation expenses that we incur resulting from the extensive capital investments we have made in our cable properties and the amortization and impairment of our franchise intangibles. We expect these expenses will remain substantial, and therefore we expect to continue to report net losses for the foreseeable future.

In addition, in subsequent years our outstanding public notes will mature. We may not be able to make the required principal payments on these notes in subsequent years unless we obtain additional financing, and there can be no assurance that we will be able to obtain the requisite financing.

Corporate Background

On November 15, 1999, Charter Holdco, acquired all of the equity interests in us. Effective January 1, 2000, these acquired interests were transferred to Charter Holdings, a wholly owned subsidiary of Charter Holdco. Effective in December 2000, Charter Holdings contributed all of the common membership interests in CC VIII, LLC (CC VIII, formerly known as Bresnan) to CC V Holdings, resulting in CC V Holdings becoming the parent company of CC VIII. We accounted for the contribution of CC VIII as a reorganization of entities under common control in a manner similar to a pooling of interests. In 2001, Charter Holdings released us from our obligation to repay $395 million, representing original borrowings from Charter Holdings plus interest. We recorded the $395 million as an equity contribution. All significant intercompany accounts and transactions have been eliminated in consolidation.

Effective on January 2, 2001, we entered into certain cable system swap transactions with other subsidiaries of Charter Holdings. These cable system swaps were effected in order to increase operational efficiency by swapping systems into the subsidiaries which are physically located closest to them. We accounted for the systems transferred into the Company from other Charter Holdings subsidiaries as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, beginning on November 15, 1999, the date we were acquired by Charter Holdco, the consolidated financial statements of CC V Holdings include the accounts of four systems that were transferred to us from other Charter Holdings subsidiaries. Also, on January 2, 2001, we transferred five of our systems to other Charter Holdings subsidiaries as part of the swap transactions. The disposition of such systems by us was recorded as a noncash transaction with related parties for the year ended December 31, 2001.

Restatement of Prior Results

In November 2002, we determined that additional franchise costs and deferred income tax liability should have been recorded relating to the differences between the financial statement and tax basis of assets we acquired in connection with certain cable businesses acquired throughout 1999 and 2000. As a result of this restatement, we engaged KPMG LLP to perform audits as of and for the years ended December 31, 2001 and 2000 because our former accountants, Arthur Andersen LLP, were no longer available to provide an opinion as to restated financial statements.

In connection with these audits and discussions with the staff of the Securities and Exchange Commission (SEC) in connection with their review of Charter’s periodic filings, we concluded that it was appropriate to make certain adjustments to previously reported results. Among other things, adjustments were made to previous interpretations and applications of generally accepted accounting principles (GAAP) consistently followed by us since 2000 and throughout the restatement period. Although we do not anticipate that additional adjustments will be necessary, until the SEC review process has been completed, it is possible that additional adjustments may be required.

These adjustments reduced our revenue for the first three quarters of 2002 by $7 million, and for the years ended December 31, 2001 and 2000 by $11 million and $14 million, respectively. Such adjustments represent approximately 1%, 2% and 3% of previously reported revenues for the respective periods in 2002, 2001 and 2000. Our consolidated net loss increased by $383 million, $9 million and $10 million for the first three quarters of 2002 and for the years ended December 31, 2001 and 2000, respectively, primarily due to adjustments related to the original accounting for acquisitions and elements of the rebuild and upgrade activities discussed below. In addition, as a result of certain of these adjustments, our statements of cash flows have been restated. Cash flows from operations for the years ended December 31, 2001 and 2000 were reduced by $22 million and $8 million, respectively. The more significant categories of adjustments relate to the following items outlined below.

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue by $4 million for the first three quarters of 2002, and $10 million for each of the years ended December 31, 2001 and 2000, respectively. Additionally, for the year ended December 31, 2000, we increased marketing expense by $2 million for other promotional activities associated with launching new programming services previously deferred and subsequently amortized. The corresponding amortization of such deferred amounts reduced programming expenses by $5 million for the first three quarters of 2002, $2 million for the year ended December 31, 2001 and increased programming expenses by $1 million for the year ended December 31, 2000.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenue in the period such inducements were paid. Revenues declined $0.9 million for the first three quarters of 2002, and $1 million and $0.1 million for the years ended December 31, 2001 and 2000, respectively. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of our rebuild activities, customer installation and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $8 million for the first three quarters of 2002, and $14 million and $9 million for the years ended December 31, 2001 and 2000, respectively.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in 2000, 2001 and portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $6 million for the first three quarters of 2002, and $15 million and $0.6 million for the years ended December 31, 2001 and 2000, respectively. We discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, Charter initiated a program to replace and upgrade a substantial portion of its network which included a portion of our network. In connection with this plan, we assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that a portion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. We also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment is a reduction to property, plant and equipment and increased franchise costs of approximately $54 million as a result of this finding. In addition, the depreciation period for the replacement assets was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense $37 million for the three quarters of 2002, and $31 million and $13 million in the years ended 2001 and 2000, respectively.

Deferred Tax Liabilities/Franchise Assets. Adjustments were made to record deferred tax liabilities associated with the acquisition of various cable television businesses. These adjustments increased amounts assigned to franchise assets by $254 million with a corresponding increase in deferred tax liabilities of $39 million. The balance of the entry was recorded to member’s equity. In addition, as described above, a correction was made to reduce amounts assigned in purchase accounting to assets identified for replacement over the three-year period of our rebuild and upgrade of our network. This reduced the amount assigned to the network assets to be retained and increased the amount assigned to franchise assets by approximately $54 million with a resulting increase in amortization expense for the years restated. Such adjustments increased the impairment of franchises recognized in the first quarter of 2002 by $417 million and increased amortization expense by $17 million for each of the years ended December 31, 2001 and 2000.

Other Adjustments. In addition to the items described above, reductions to 2000 revenues include the reversal of certain advertising revenues from equipment vendors. Other adjustments of expenses include expensing certain items charged against purchase accounting reserves, certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net loss is an increase of $3 million and a decrease of $5 million, respectively, for the years ended December 31, 2001 and 2000.

The tables below set forth our condensed consolidated balance sheets as of December 31, 2001 and December 31, 2000, and condensed consolidated statement of operations and condensed consolidated statement of cash flows information for the years ended December 31, 2001 and 2000. For greater detail see Note 3 to our consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data".

The following table sets forth selected condensed consolidated balance sheet information, showing previously reported and restated amounts, for the year ended December 31, 2001 (in thousands):

	As previously
	reported	As restated

Property, plant and equipment, net	$792,157	$776,565
Franchises, net	3,088,958	3,391,507
Total assets	3,915,805	4,200,865
Long-term debt	1,229,605	1,229,605
Other long-term liabilities	13,784	68,913
Minority interest	653,354	654,863
Member’s equity	1,834,995	2,030,868

The following table sets forth selected condensed consolidated statement of operations information, showing previously reported and restated amounts, for the year ended December 31, 2001 (in thousands):

	As previously
	reported	As restated

Revenues	$522,799	$512,224
Costs and expenses:
Operating (excluding depreciation and amortization and other items listed below)	190,950	194,591
Selling, general and administrative	92,542	116,863
Depreciation and amortization	461,289	437,442
Special charges	—	928

	744,781	749,824

Loss from operations	(221,982)	(237,600)
Loss before income taxes and minority interest	(323,274)	(336,965)
Net loss	(336,102)	(345,396)

The following table sets forth selected condensed consolidated balance sheet information, showing previously reported and restated amounts, as of December 31, 2000 (in thousands):

	As previously
	reported	As restated

Property, plant and equipment, net	$712,186	$648,781
Franchises, net	3,812,341	4,120,093
Total assets	4,553,602	4,795,568
Long-term debt	1,058,224	1,058,224
Other long-term liabilities	13,690	61,836
Minority interest	640,526	640,526
Member’s equity	1,723,416	1,912,705

The following table sets forth selected condensed consolidated statement of operations information, showing previously reported and restated amounts, for the year ended December 31, 2000 (in thousands):

	As previously
	reported	As restated

Revenues	$499,346	$485,072
Costs and Expenses:
Operating (excluding depreciation and amortization and other items listed below)	177,142	183,086
Selling, general and administrative	86,924	96,110
Depreciation and amortization	393,216	389,229

	657,282	668,425

Loss from operations	(157,936)	(183,353)
Loss before income taxes and minority interest	(286,194)	(294,344)
Net loss	(297,232)	(307,501)

The following table sets forth selected condensed consolidated cash flow information, showing previously reported and restated amounts, for the years ended December 31, 2001 and 2000 (in thousands):

	2001		2000

	As previously	As	As previously	As
	reported	restated	reported	restated

Net cash from operating activities	$104,652	$82,605	$243,941	$236,246
Net cash from investing activities	(374,506)	(350,572)	(347,342)	(298,453)
Net cash from financing activities	$258,622	$257,541	$107,827	$65,827

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in thousands); for discussion of comparability of the years and periods presented, see “Comparison of Results”:

	Year Ending December 31,

	2002		2001		2000

Revenues	$603,749	100%	$512,224	100%	$485,072	100%

Costs and expenses:
Operating (excluding those items listed below)	221,929	37%	194,591	38%	183,086	38%
Selling, general and administrative	127,037	21%	116,863	23%	96,110	20%
Depreciation and amortization	142,137	24%	437,442	85%	389,229	80%
Impairment of franchises	845,404	140%	—	—	—	—
Special charge	2,784	—	928	—	—	—

	1,339,291	222%	749,824	146%	668,425	138%

Loss from operations	(735,542)	(122)%	(237,600)	(46)%	(183,353)	(38)%

Interest expense, net	(88,089)	(14)%	(90,645)	(18)%	(110,669)	(23)%
Loss on derivative and hedging instruments	(34,831)	(6)%	(7,868)	(2)%	—	—
Other expense	(821)	—	(852)	—	(322)	—

Loss before income tax benefit, minority interest and cumulative effect of accounting change	(859,283)	(142)%	(336,965)	(66)%	(294,344)	(61)%
Income tax benefit (expense)	18,127	3%	4,397	1%	(2,120)	—

Loss before minority interest and cumulative effect of accounting change	(841,156)	(139)%	(332,568)	(65)%	(296,464)	(61)%
Minority interest	(13,098)	(2)%	(12,828)	(2)%	(11,037)	(2)%

Net loss before cumulative effect of accounting change	(854,254)	(141)%	(345,396)	(67)%	(307,501)	(63)%
Cumulative effect of accounting change	(417,270)	(69)%	—	—	—	—

Net loss	$(1,271,524)	(210)%	$(345,396)	(67)%	$(307,501)	(63)%

Comparison of Results

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues. Revenues increased $92 million, or 18%, to $604 million for the year ended December 31, 2002 from $512 million for the year ended December 31, 2001. This increase is principally the result of increases in the number of digital video and high-speed data customers as well as price increases. Revenues by service offering are as follows (dollars in thousands):

	Year Ended December 31,

	2002		2001		2002 over 2001

		% of		% of
	Amount	Revenues	Amount	Revenues	Change	% Change

Analog video	$414,466	69%	$384,045	75%	$30,421	8%
Digital video	44,976	7%	30,683	6%	14,293	47%
High-speed data	60,964	10%	29,099	6%	31,865	110%
Advertising sales	35,411	6%	27,890	5%	7,521	27%
Other	47,932	8%	40,507	8%	7,425	18%

	$603,749	100%	$512,224	100%	$91,525	18%

Analog video revenues consist primarily of revenues from basic and premium services. Analog video revenues increased by $30 million, or 8%, to $414 million in 2002 as compared to $384 million in 2001. We do not expect an increase in analog video customers; however, our goal is to sustain revenues by reducing analog customer losses and to grow revenues through price increases on certain services and packages as well as the sale of data services and digital video services.

Digital video revenues increased $14 million, or 47%, from $31 million in 2001 to $45 million in 2002. All of our digital video customers also receive basic analog video service, and digital video revenues consist of the portion of revenues from digital video customers in excess of the amount paid by these customers for analog video service. The increase was due to an increase of digital customers at December 31, 2002 compared to December 31, 2001. While we expect the number of our digital customers to increase, we believe the growth rate for these services will slow as compared to prior years.

High-speed data revenues increased $32 million, or 110%, from $29 million for the year ended December 31, 2001 to $61 million for the year ended December 31, 2002. The majority of the increase was primarily due to the increased number of high-speed data customers. Between 2001 and 2002, we were able to offer this service to more of our customers, as the estimated percentage of homes passed that could receive high-speed data service increased.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $8 million, or 27%, from $28 million in 2001 to $35 million in 2002. The increase was primarily due to an increase of $4 million from $20 million in 2001 to $24 million in 2002, related to an increase in advertising contracts with programmers, and $4 million related to increased advertising capacity as a result of an increased number of channels carried by our systems. For the years ended December 31, 2002 and 2001, we received $2 million and $1 million, respectively, in advertising revenue from our two largest suppliers of digital set-top terminals representing 0.3% and 0.2% of total revenues, respectively. We expect that advertising provided to vendors and programmers will decline substantially in the future. Revenues from advertising provided to vendors and programmers are recognized based upon the fair value of advertising. Vendor advertising purchases are made pursuant to written agreements that are generally consistent with other third-party commercial advertising agreements and at prices that we believe approximate fair value. In some cases we purchased equipment from the vendors at the same time.

Other revenues consist primarily of revenues from franchise fees, customer installations, equipment rental, processing fees, wire maintenance fees, home shopping, dial-up Internet service, late payment fees and other miscellaneous revenues. Other revenues increased $7 million, or 18%, from $41 million for the year ended December 31, 2001 to $48 million for the year ended December 31, 2002. The increase was primarily due to an increase in franchise fee revenue directly related to the increase in analog and digital video revenues offset by decreases in late payment fees charged to customers and other miscellaneous revenues. Franchise fee revenues are collected from customers and remitted to franchise authorities.

The decrease in accounts receivable of 14% compared to the increase in revenue of 18% is primarily due to the timing of collection of receivables from programmers for fees associated with the launching of their networks. These fees are not recorded in revenue but are included as reductions of programming expense over the life of the contract.

Operating Expenses. Operating expenses increased $27 million, or 14%, to $222 million in 2002 from $195 million in 2001. Programming costs paid to programmers were $148 and $130, representing 67% and 67% of total operating expenses for the years ended December 31, 2002 and 2001, respectively. Key expense components as a percentage of revenues are as follows (dollars in thousands):

	Year Ended December 31,

	2002		2001		2002 over 2001

		% of		% of		%
	Amount	Revenues	Amount	Revenues	Change	Change

Analog video programming	$135,176	22%	$121,504	24%	$13,672	11%
Digital video programming	14,639	3%	11,732	2%	2,907	25%
High-speed data	11,722	2%	9,256	2%	2,466	27%
Advertising sales	10,822	2%	9,534	2%	1,288	14%
Service costs	49,570	8%	42,565	8%	7,005	17%

	$221,929	37%	$194,591	38%	$27,338	14%

Analog video programming costs consist primarily of costs paid to programmers for the provision of basic and premium channels as well as pay-per-view programs. The increase in analog video programming costs of $14 million, or 11%, was primarily due to price increases, particularly in sports programming, and an increased number of analog channels carried on our systems. The costs were offset by the amortization of launch support against analog video programming of $8 million and $6 million for the years ended December 31, 2002 and 2001, respectively. Digital video programming costs in 2002 were $3 million higher than in 2001 due to an increase in digital video customers and increased costs. Data services costs consist of costs related to the provision of high-speed data service, including salaries and benefits. The increase of $2 million, or 27%, in direct operating costs to provide data services was primarily due to the increase in high-speed data customers.

Our cable programming costs have increased, in every year we have operated, in excess of customary inflationary and cost-of-living type increases, and they are expected to continue to increase due to a variety of factors, including additional programming being provided to customers as a result of system rebuilds that increase channel capacity, increased costs to produce or purchase cable programming, increased costs from certain previously discounted programming, and inflationary or negotiated annual increases. Our increasing programming costs will result in declining video product margins to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression through increased incremental high-speed data revenues.

Advertising sales expenses consist of costs related to traditional advertising services, including salaries and benefits. Advertising sales expenses increased $1 million, or 14%, primarily due to increased sales commissions resulting from the increase in advertising revenues. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, maintenance and pole rent expense. The increase in service costs of $7 million, or 17%, resulted primarily from our growth in digital video and high-speed data services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $10 million, or 9%, from $117 million for the year ended December 31, 2001 to $127 million for the year ended December 31, 2002. Key components of expense as a percentage of revenues are as follows (dollars in thousands):

	Year Ended December 31,

	2002		2001		2002 over 2001

		% of		% of
	Amount	Revenues	Amount	Revenues	Change	% Change

General and administrative	$102,841	17%	$91,215	18%	$11,626	13%
Marketing	24,196	4%	25,648	5%	(1,452)	(6)%

	$127,037	21%	$116,863	23%	$10,174	9%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, bad debt expense and property taxes. The increase in general and administrative expenses of $12 million, or 13%, resulted primarily from increases in salaries and benefits of $4 million, bad debt and collection expense of $2 million and insurance of $1 million.

Marketing expenses decreased $1 million, or 6%, due to decreased costs associated with promotions of our service offerings including advertising, telemarketing and direct sales.

Depreciation and Amortization. Depreciation and amortization expense decreased by $295 million, or 68%, from $437 million in 2001 to $142 million in 2002. This decrease was due primarily to the adoption on January 1, 2002 of SFAS No. 142, which requires that franchise intangible assets that meet the indefinite life criteria of SFAS No. 142 no longer be amortized against earnings but instead be tested for impairment on an annual basis. As a result of this change, total amortization of franchise assets decreased from $255 million in 2001 to $2 million in 2002.

Impairment Charge. We performed our annual impairment assessment on October 1, 2002 using an independent third-party appraiser. This valuation led to recognition of a $845 million impairment charge in the fourth quarter of 2002. We do not expect to incur impairment charges of comparable magnitude in the future.

Special Charges. In the fourth quarter of 2002, we recorded a special charge of $3 million, associated with our workforce reduction program. Special charges of $1 million in 2001 represent charges associated with the transition of data customers from the Excite@Home Internet service to our Charter Pipeline service, as well as employee severance costs. We expect to continue to record additional special charges in 2003 related to the reorganization of our operations and costs of litigation.

Interest expense, net. Interest expense, net decreased by $3 million, or 3%, to $88 million in 2002 from $91 million in 2001. The decrease was primarily due to a decline in our weighted average borrowing rate of 0.5% to 6.3% during the year ended December 31, 2002 from 6.8% during the year ended December 31, 2001.

Loss on Derivative and Hedging Instruments. Loss on derivative and hedging instruments increased by $27 million to $35 million for 2002 from $8 million for 2001. The increase was primarily due to less favorable positions on interest rate agreements.

Other Expense. Other expense decreased by $0.1 million from $0.9 million in 2001 to $0.8 million in 2002.

Income Tax Benefit. Income tax benefits of $18 million and $4 million were recognized for the years ended December 31, 2002 and 2001, respectively. The income tax benefits are realized through the change in the deferred tax liabilities of certain of our indirect corporate subsidiaries.

Minority interest. Minority interest expense represents the 2% accretion of the preferred membership interests in CC VIII, LLC issued to certain Bresnan sellers. See “-Minority Interest.” Minority interest totaled $13 million for each of the years ended December 31, 2002 and 2001.

Cumulative Effect of Accounting Change. Cumulative effect of accounting change in 2002 represents the impairment charge recorded as a result of adopting SFAS No. 142.

Net Loss. Net loss increased by $926 million, from $345 million in 2001 to $1.3 billion in 2002 as a result of the combination of factors described above, including the impact of the impairment of franchises offset somewhat by the decrease in amortization expense as a result of the adoption of SFAS No. 142.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to debt facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt. The first part of this section, entitled “Overview” summarizes our outstanding debt and provides an overview of these topics. The second part of this section, entitled “Historical Operating, Financing and Investing Activities” provides information regarding the cash provided from or used in our operating, financing and investing activities during the years 2001 and 2002. The third part of this section, entitled “Capital Expenditures” provides more detailed information regarding our historical capital expenditures and our planned capital expenditures going forward. The fourth part of this section, entitled “CC VIII Operating Credit Facility Terms, Restrictions and Covenants”, summarizes the principal terms, covenants and restrictions governing the CC VIII Operating credit facilities. The last part of this section, entitled “CC V Holdings Indenture Restrictions and Covenants” summarizes certain of the covenants and restrictions governing our outstanding notes. For further discussion of certain trends with respect to our liquidity and capital resources, see the section below entitled “Certain Trends and Uncertainties.”

Overview

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have historically funded liquidity and capital requirements through cash flows from operations, borrowings under the credit facilities of our subsidiary, issuances of debt securities, borrowings from related entities and capital contributions from Charter Holdings. The mix of funding sources changes from period to period, but for the year ended December 31, 2002, approximately 70% of our funding requirements were from cash flows from operations, 10% was from borrowings under the credit facilities of our subsidiary and 12% was from equity contributions from Charter Holdings and 8% was from borrowings from related parties. We expect that our mix of sources of funds will continue to change in the future based on our overall capital needs relative to our cash flow and on the availability under the credit facilities of our subsidiary, our parent companies’ ability to make additional contributions and our ability to generate free cash flows.

We believe that as a result of current market conditions and recent downgrades to our and our parent companies’ debt securities, we and our parent companies have limited access to the debt and equity markets at this time. Accordingly, during 2003, we expect to fund our liquidity and capital requirements principally through cash on hand, cash flow from operations, and through borrowings under the CC VIII Operating credit facilities. As of December 31, 2002, we held $50 million in cash and cash equivalents and we had total potential unused availability of $326 million under the CC VIII Operating credit facilities, all of which was available based upon our financial covenants at that time. However, continued access to these credit facilities is subject to our remaining in compliance with the applicable covenants of these credit facilities. In that regard, Charter Holdings has announced that effective April 14, 2003, a wholly-owned subsidiary of Charter Holdings entered into a commitment letter with Vulcan Inc., which is an affiliate of Paul Allen. Pursuant to the letter, Vulcan Inc. agreed to lend, or cause an affiliate to lend, initially to Charter Communications VII, LLC an aggregate amount of up to $300 million, which amount includes a subfacility of up to $100 million for the issuance of letters of credit. That facility does not commit any party to provide funding to us. Under certain circumstances, Charter Communications VII, LLC may be permitted to utilize that facility to make investments in Charter Holdings, which could in turn use the funds so invested to provide funding to us to the extent necessary to comply with leverage ratio and other covenants of our subsidiary’s credit facilities in future quarters. However, there can be no assurance that Charter Communications VII, LLC will have the ability to borrow under the facility for this purpose or will choose to do so.

Our future cash needs will be significantly affected by our outstanding debt balances. The following table summarizes our payment obligations as of December 31, 2002 under our long-term debt and certain other contractual obligations and commitments (dollars in thousands).

		Payment by Period

		Less than 1	1-3	3-5	More than 5
Contractual Obligations	Total	year	years	years	years

Long-Term Debt (1)	$1,346,754	$146,970	$185,504	$431,000	$583,280
Operating Lease Obligations (1)	7,159	1,740	2,921	1,209	1,289

Total	$1,353,913	$148,710	$188,425	$432,209	$584,569

(1)	The table presents maturities of long-term debt outstanding as of December 31, 2002. Refer to Note 9 and 20 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other long-term liabilities.

We pay programming fees under multi-year contracts ranging from three to six years typically based on increasing flat fees per customer. Total programming costs paid to programmers were $148 million, $130 million and $123 million for the years ended December 31, 2002, 2001 and 2000, respectively. Certain of our programming contracts provide that the amount payable is the greater of the amount payable based on the per customer fees or a guaranteed minimum payment or commitment set forth in the contract. These contract minimums are based on total programming paid by Charter as a whole and are not specific to us. Charter’s guaranteed minimum payments are for a total of $714 million, with $173 million, $228 million, $34 million and $279 million for the payment period of less than 1 year, 1-3 years, 3-5 years and more than 5 years, respectively.

As of December 31, 2002, our total debt was approximately $1.3 billion, as summarized below (dollars in thousands):

	December 31, 2002

			Semi-Annual	Start Date for
			Interest Payment	Interest Payment on	Maturity
Long-Term Debt	Face Value	Accreted Value(a)	Dates	Discount Notes	Date(b)

CC V Holdings, LLC:
11.875% senior discount notes due December 2008	179,750	162,840	6/1 & 12/1	6/1/04	12/1/08 (c)
Other long-term debt	1,004	1,004
CC VIII Operating Credit Facilities	1,166,000	1,166,000

Total	$1,346,754	$1,329,844

(a)	The accreted value presented above represents the face value of the senior discount notes less the original issue discount at the time of sale plus the accretion to the balance sheet date.

(b)	In general, we have the right to redeem the senior discount notes in whole or part at our option beginning December 1, 2003, subject to certain conditions, upon the payment of the outstanding principal amount (plus a specified redemption premium) and all accrued and unpaid interest. Except for the mandatory partial redemption described in note (c) below, we currently have no intention of redeeming any of these notes prior to their stated maturity dates. For additional information, see Note 9 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”.

(c)	We are required to make a partial redemption in the amount of approximately $66 million on December 1, 2003.

As of December 31, 2002 and 2001, long-term debt totaled approximately $1.3 billion and $1.2 billion, respectively. This debt was comprised of approximately $1.2 billion and $1.1 billion of debt under the CC VIII Operating credit facilities, and $163 million and $146 million of high yield debt at December 31, 2002 and 2001, respectively. As of December 31, 2002, we had unused total potential availability of $326 million under the CC VIII Operating credit facilities, all of which would have been available to us based on our financial covenants at that time. Continued access to these credit facilities is subject to our remaining in compliance with the applicable covenants of this credit facility.

As of December 31, 2002 and 2001, the weighted average interest rate on our bank debt was approximately 5.4% and 5.5%, respectively, and the weighted average interest rate on our high yield debt was approximately 11.9%, resulting in a blended weighted average interest rate of 6.2% and 6.1%, respectively. Approximately 65% of our debt effectively bore fixed interest rates including the effects of our interest rate hedge agreements as of December 31, 2002 as compared to approximately 69% at December 31, 2001. The fair value of our total fixed-rate debt was $118 million and $148 million at December 31, 2002 and 2001, respectively. The fair value of variable-rate debt was $943 million and $1.1 billion at December 31, 2002 and 2001, respectively. The fair value of fixed-rate debt and variable rate debt is based on quoted market prices.

We expect that our subsidiary will remain in compliance with the covenants under its credit facilities and that we will remain in compliance with the covenants in our indenture. We also expect that that our cash on hand, cash flow from operations and the amounts available under the credit facilities should be sufficient to satisfy our liquidity needs through the end of 2003. However, as the principal amounts owing under our various debt obligations become due, sustaining our liquidity will become more difficult over time. In the fourth quarter of 2003, we will be required to make a partial redemption of the CC V notes in an amount of approximately $66 million. Thereafter, cash interest will accrue on the CC V notes at the annual rate of 11.875% and will be payable each June and December, commencing June 2004, until the CC V bonds mature in December 2008. In subsequent years, substantial additional amounts will become due under our remaining obligations. In addition, a default under the covenants governing any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our affiliates other debt obligations.

While we believe we will have access to sufficient capital to make the mandatory partial redemption of the CC V notes in the amount of approximately $66 million in December 2003 as required by the indenture governing the CC V notes, it is unclear whether we will have sufficient continuing access to capital to satisfy our cash interest payments commencing June 2004 or to repay the CC V notes at maturity in December 2008. Cash flows from operations and other existing sources of funds may not be sufficient, on their own, to permit us to satisfy these obligations. In addition, the maximum allowable leverage ratios under the CC VIII Operating credit facilities will decline over time and the total potential borrowing available under those facilities (subject to covenant restrictions and limitations) will decrease from approximately $1.5 billion as of the end of 2002 to $1.4 billion, $1.3 billion and $1.1 billion by the end of 2003, 2004 and 2005, respectively.

Traditionally, we have relied on our affiliates’ ability to access the public debt and equity markets as a source of capital. Moody’s Investor Services downgraded Charter’s outstanding debt in October, 2002 and again in January, 2003 and our outstanding debt in January 2003. Moody’s also reduced its liquidity rating of Charter to its lowest level. In January, 2003, Standard & Poor’s downgraded Charter’s outstanding debt. We believe that as a result of our parent companies’ significant levels of debt, current market conditions and these downgrades, we have limited access to the debt market at this time and our parents have limited access to both debt and equity markets.

As noted above, our access to capital from the CC VIII Operating credit facilities is contingent on compliance with a number of restrictive covenants, including covenants tied to our operating performance. We may not be able to comply with all of these restrictive covenants. If there is an event of default under any of these facilities, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under those facilities, which could materially adversely impact our ability to operate our business and to make payments under the CCV notes and our other obligations. In addition, an event of default under those facilities, if not waived, may result in the acceleration of those facilities, which in turn result in the acceleration of the CCV notes and our other obligations, and could result in exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws. See “-Credit Facility Terms, Restrictions and Covenants” below for a more detailed description of these covenant restrictions and cross-default provisions.

We may also need additional capital if we do not achieve our projected revenues, or if our operating expenses increase. If we are not able to obtain such capital from increases in our operating cash flow, additional borrowings, contributions from affiliates or other sources, we may not be able to fund customer demand for digital video, data or telephony services, offer certain services in certain of our markets or compete effectively. Consequently, our financial condition and results of operations could suffer materially.

If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available through our existing credit facilities or in traditional debt financings by us, we would consider:

•	requesting waivers or amendments with respect to our credit facilities, the availability and terms of which would be subject to market conditions;

•	further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

•	selling assets; or

•	seeking funding from our parent companies through the issuance of debt or equity by our parent companies, including Charter or Charter Holdings, the proceeds of which could be contributed to us.

If the above strategies were not successful, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we need to raise additional capital or find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

Although in the past, Mr. Allen and his affiliates have purchased equity from Charter and Charter Holdco for the purpose of funding capital contributions to us, there is no obligation for Mr. Allen or his affiliates to purchase equity from or contribute or loan funds to us or to our subsidiaries in the future.

As a means of enhancing our liquidity, we are currently attempting to cut costs, reduce capital expenditures and are exploring sales of assets.

See “Cautionary Statement Regarding Forward-Looking Statements” and “-Certain Trends and Uncertainties.”

Historical Operating, Financing and Investing Activities

We held $50 million in cash and cash equivalents as of December 31, 2002 compared to no cash and cash equivalents as of December 31, 2001. The increase in cash and cash equivalents is primarily a result of our desire to increase our liquid assets.

Operating Activities. Net cash provided by operating activities for the years ended December 31, 2002, 2001 and 2000 was $182 million, $83 million and $236 million, respectively. Operating activities provided $99 million more cash in 2002 than in 2001 primarily due to increased revenues of $92 million over 2001 and changes in operating assets and liabilities that provided $45 million more cash in 2002 than in 2001 offset in part by increases in operating expenses and cash interest expense.

Operating activities provided $153 million less cash in 2001 than in 2000 primarily due to changes in operating assets and liabilities that provided $171 million less cash in 2001 than in 2000.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2002, 2001 and 2000 was $244 million, $351 million and $298 million, respectively. Investing activities used $107 million less cash in 2002 than in 2001 primarily as a result of reductions in capital expenditures. Purchases of property, plant and equipment used $100 million less cash in 2002 than in 2001 as a result of less upgrade and rebuild activity.

Investing activities used $52 million more cash in 2001 than in 2000 primarily as a result of increases in capital expenditures. Purchases of property, plant and equipment used $59 million more cash in 2001 than in 2000 primarily as a result of our efforts to upgrade, rebuild and expand our cable systems.

Financing Activities. Net cash provided by financing activities for the years ended December 31, 2002, 2001 and 2000 was $112 million, $258 million and $66 million, respectively. Financing activities provided $146 million less cash in 2002 than in 2001. The decrease in cash provided in 2002 compared to 2001 was primarily due to a $73 million decrease in borrowings of long-term debt.

Financing activities provided $192 million more cash in 2001 than in 2000. The increase in cash provided in 2001 compared to 2000 was primarily attributable to $531 million repayment of bonds in 2000 offset by $232 million of additional borrowings from a related party.

Capital Expenditures

We have substantial ongoing capital expenditure requirements. We made capital expenditures, excluding acquisitions of cable systems, of $253 million, $353 million and $252 million for the years ended December 31, 2002, 2001 and 2000, respectively. The majority of the capital expenditures in 2002 related to our rebuild and upgrade program and purchases of digital set-top terminals and cable modems. Upgrading our cable systems has enabled us to offer digital television, cable modem high-speed Internet access, video-on-demand, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures in 2002 were funded primarily from cash flows from operations, the issuance of debt and borrowings under our credit facilities.

During 2003, we expect to spend approximately $90 million to $120 million in the aggregate on capital expenditures. We expect our capital expenditures in 2003 will be lower than 2002 levels because our rebuild and upgrade plans are largely completed.

CC VIII Operating Credit Facility Terms, Restrictions and Covenants

The following table presents information relative to borrowing and covenant compliance under the credit facilities of our indirect subsidiary, CC VIII Operating, as of December 31, 2002 (dollars in thousands):

Credit Facilities Outstanding	$1,166,000
Other debt (1)	5,921
Total defined bank debt (2)	$1,171,921

Adjusted EBITDA (3)	$292,932

Bank Compliance Leverage Ratio (Total Debt/Adjusted EBITDA)(4)	4.00

Maximum Allowable Leverage Ratio (5)	5.50

Total Credit Facilities (6)	$1,492,149

Potential Bank Availability (7)	$326,149

(1)	Includes other permitted bank level debt, capitalized leases and letters of credit, which are classified as debt by the credit agreement for the calculation of maximum allowable leverage.

(2)	This represents the total debt as defined for purposes of the covenants of the CC VIII Operating credit facilities.

(3)	Adjusted EBITDA is presented as determined pursuant to the CC VIII credit agreement. Adjusted EBITDA is a key financial measure by which our covenants are calculated under our debt instruments and is included herein to provide additional information with respect to CC VIII Operating’s ability to meet its debt service requirements, but should not be construed as an alternative to operating income or cash flows from operating activities, as determined in accordance with generally accepted accounting principles.

(4)	Bank Compliance Leverage Ratio represents total debt as of such date determined as defined in the credit agreement, including intercompany debt, divided by Adjusted EBITDA, annualized.

(5)	Maximum Allowable Leverage Ratio represents the maximum Bank Compliance Leverage Ratio permitted under the respective bank agreements. This is the most restrictive of the financial covenants.

(6)	Total Credit Facilities represents the total borrowing capacity of the credit facilities.

(7)	Potential Bank Availability represents the Total Credit Facilities capacity less Credit Facilities Outstanding, adjusted for any limitations due to covenant restrictions.

The maximum allowable leverage ratio declines over the term of the CC VIII Operating credit facilities as follows: 4.75 through September 30, 2003; 4.00 thereafter until maturity.

Based upon outstanding indebtedness as of December 31, 2002, aggregate future principal payments on borrowings under the CC VIII Operating credit facilities as of December 31, 2002 are presented below (dollars in thousands). While current maturities of debt in 2003 are presented in the table below, current maturities are not presented on the balance sheet as we intend to refinance the amounts due in 2003 with availability under the revolving portions of our credit facilities or with cash on hand.

2003	$80,000
2004	80,000
2005	105,000
2006	190,277
2007	240,723
Thereafter	470,000

$1,166,000

The table below presents the aggregate future principal payments on outstanding borrowings under the CC VIII Operating credit facilities, assuming that the maximum available borrowings under such facilities were outstanding as of December 31, 2002 (dollars in thousands):

2003	$84,276
2004	84,276
2005	215,000
2006	397,873
2007	240,724
Thereafter	470,000

$1,492,149

The obligations under the CC VIII Operating credit facilities are guaranteed by the parent company of CC VIII Operating (CC VIII Holdings, LLC) and by the subsidiaries of CC VIII Operating. The obligations under the CC VIII Operating credit facilities are secured by pledges of all equity interests owned by CC VIII Operating and its subsidiaries in other persons, and by intercompany obligations owing to CC VIII Operating or its subsidiaries by their affiliates, but are not secured by other assets of CC VIII Operating or its subsidiaries. The obligations under the CC VIII Operating credit facilities are also secured by pledges of equity interests owned by CC VIII Holdings in other persons, and by intercompany obligations owing to CC VIII Holdings by its affiliates, but are not secured by the other assets of CC VIII Holdings.

The CC VIII Operating credit facilities provide for borrowings of up to $1.49 billion as of December 31, 2002. The CC VIII Operating credit facilities provide for three term facilities, two Term A facilities with a reduced current aggregate principal amount of $450 million, that continues reducing quarterly until they reach maturity in June 2007, and a Term B facility with a principal amount of $495 million, that continues reducing quarterly until it reaches maturity in February 2008. The amortization of the principal amount of the Term B term loan facilities is substantially “back-ended,” with more than 90% of the principal balance due in the year of maturity. The CC VIII Operating credit facilities also provide for two reducing revolving credit facilities, in the aggregate amount of $547 million, which reduce quarterly beginning in March 2002 and September 2005, respectively, with maturity dates in June 2007. Supplemental facilities in the amount of $300 million may be available from lenders within or outside the lending group that agree to provide it. Amounts under the CC VIII Operating credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans (4.54% to 2.89% as of December 31, 2002) and up to 1.75% for base rate loans. A quarterly commitment fee of between 0.250% and 0.375% is payable on the unborrowed balance of the revolving credit facilities.

As of December 31, 2002, outstanding borrowings were $1.2 billion, and unused availability was $326 million, all of which would have been available based on our financial covenants as of December 31, 2002. We repaid $107 million under the CC VIII revolving credit facilities with proceeds from the issuance of high yield debt in January 2002 by Charter Holdings.

Restrictive Covenants. The CC VIII Operating credit facilities contain representations and warranties, affirmative and negative covenants similar to those described below with respect to the indenture governing our public notes, information requirements, events of default and financial covenants. The financial covenants, which are generally tested on a quarterly basis, measure performance against standards set for leverage, debt service coverage, and operating cash flow coverage of cash interest expense. Additionally, the credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including when significant amounts of assets are sold and the proceeds are not reinvested in assets useful in the business of the borrower within the applicable time requirement. See “- Certain Trends and Uncertainties — Restrictive Covenants.”

The CC VIII Operating credit facilities generally permit our subsidiaries to make distributions to pay interest on the Charter Holdings notes and to pay interest on Charter’s convertible senior notes, in each case provided the borrower’s interest coverage test (as defined in the relevant credit agreement) for the most recent fiscal quarter preceding the distribution exceeds 1.75 times its cash interest expense for the same period, including the amount of such distribution. Other distributions are also permitted if the borrower meets specified financial ratios. In each case, such distributions are not permitted during the existence of a default under the credit facilities. See “- Certain Trends and Uncertainties — Restrictive Covenants.”

The events of default for the CC VIII Operating credit facilities include, among other things, (i) the failure to make payments when due or within the applicable grace period, (ii) the failure to comply with specified covenants, or (iii) the occurrence of events that cause or permit the acceleration of other indebtedness owing by the guarantor, borrower or the borrower’s restricted subsidiaries in amounts in excess of $25 million.

The CC VIII Operating credit facilities contain change of control provisions, making it an event of default, and permitting acceleration of the debt, in the event of certain specified changes of control, including if Mr. Allen, his estate, heirs and related entities, fails to maintain, directly or indirectly, at least 51% voting interest in the related borrower, or ceases to own of record or beneficially, directly or indirectly, at least 25% of the equity interests in the related borrower. See “- Certain Trends and Uncertainties - Long-Term Indebtedness — Change of Control Payments.”

CC V Holdings Indenture Restrictions and Covenants

This section summarizes certain of the restrictions and covenants contained in the indenture governing the CCV Holdings notes. Generally, these restrictions apply to us and to our restricted subsidiaries. All of our subsidiaries are currently restricted subsidiaries.

Change of Control. In the event of a specified change of control under the indenture governing our public notes, we must offer to repurchase any then outstanding public notes at 101% of their principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any. See “- Certain Trends and Uncertainties — Long-Term Indebtedness — Change of Control Payments.”

Limitation on Indebtedness. The indenture contains certain covenants that restrict our ability and our restricted subsidiaries to:

•	incur additional debt;

•	pay dividends on equity or repurchase equity;

•	grant liens;

•	make investments;

•	sell all or substantially all of our assets or merge with or into other companies;

•	sell assets;

•	enter into sale-leasebacks;

•	in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to the bond issuers, guarantee the bond issuers’ debt, or issue specified equity interests; and

•	engage in certain transactions with affiliates.

The limitations on incurrence of debt permit us and our restricted subsidiaries to incur additional debt or issue shares of preferred stock, so long as we are not in default under the indenture:

•	if, after giving pro forma effect to the incurrence, we could meet a leverage ratio (ratio of consolidated debt to four times consolidated cash flow from the most recent quarter) of 6.5 to 1.0, and, regardless of whether the leverage ratio could be met,

•	up to approximately $346 million of debt under a credit facility,

•	up to $10 million of debt incurred to finance the purchase of new assets,

•	up to $15 million of additional debt, and

•	other items of indebtedness for specific purposes such as intercompany debt, refinancing of existing debt and interest rate swaps to provide protection against fluctuation in interest rates.

The indenture permits us and our restricted subsidiaries to incur debt under one of the categories above, and reclassify the debt into a different category. The CC VIII Operating credit agreement generally imposes more restrictive limitations on incurring new debt, so CC VIII Operating and its subsidiaries are not permitted to utilize the full debt incurrence capability provided by the indenture covenants provided for the CC V notes.

•	Under the indenture, the CC V issuers and their restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, make restricted investments, or make other specified restricted payments only if CC V could, after giving pro forma effect thereto, incur $1.00 of additional debt under the leverage ratio test, which would require that the CC V issuers meet the 6.5 to 1.0 leverage ratio of the indebtedness covenant and no default would exist or result as a consequence thereof. If those conditions are met, the CC V issuers and their restricted subsidiaries are permitted to make restricted payments in an aggregate amount not to exceed the result of 100% of the CC V issuers’ consolidated cash flow, minus 1.4 times their consolidated interest expense, plus 100% of new equity proceeds received by the CC V issuers, plus returns on certain investments, all cumulatively from January 1, 1999. The CC V issuers and their restricted subsidiaries may make permitted investments up to $10 million and other specified permitted investments, restricted payments up to $5 million, and other specified restricted payments without meeting the foregoing test.

•	The CC V issuers and their restricted subsidiaries are not permitted to grant liens on their assets other than specified permitted liens. Permitted liens include liens securing debt permitted by the covenant limiting incurrence of debt, liens securing amounts up to the greater of $15 million or 5% of total assets, certain existing liens and specified liens incurred in the ordinary course of business.

•	The CC V issuers are generally not permitted to sell or otherwise dispose of all or substantially all of their assets or merge with or into other companies unless the CC V issuers and their subsidiaries could incur $1.00 of additional debt under the leverage ratio test described above, after giving effect to the transaction.

•	The CC V issuers and their subsidiaries may generally not otherwise sell assets or, in the case of restricted subsidiaries, equity interests, unless they receive consideration at least equal to the fair market value of the assets or equity interests, with at least 75% of the consideration for such sale consisting of a controlling interest in a permitted business or assets useful in a permitted business or cash, assumption of liabilities or securities promptly converted into cash. The CC V issuers and their restricted subsidiaries are then required within 360 days after any asset sale either to commit to use the net cash proceeds over a specified threshold either to acquire assets, including controlling assets in permitted businesses, make capital expenditures or use the net cash proceeds to repay debt, or to offer to repurchase the CC V notes with any remaining proceeds.

•	The CC V issuers and their restricted subsidiaries may not engage in sale and leaseback transactions unless, at the time of the transaction, the applicable CC V issuer or restricted subsidiary could have incurred indebtedness under the leverage ratio test described above in an amount equal to the present value of the net rental payments to be made under the lease, the gross proceeds of the sale are at least equal to the fair market value of the subject property, and the sale of the assets and application of proceeds is permitted by the covenant restricting asset sales.

•	The restricted subsidiaries of the CC V issuers may not enter into restrictions on their abilities to make dividends or distributions or transfer assets to the CC V issuers except under documents governing debt, asset sales, leases and like transactions permitted by the indenture.

•	The restricted subsidiaries of the CC V issuers are generally not permitted to guarantee or pledge assets to secure debt of the CC V issuers, unless the guarantying subsidiary issues a guarantee of the CC V notes, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction for at least one year.

•	The CC V issuers and their restricted subsidiaries are generally not permitted to transfer equity interests in restricted subsidiaries unless the transfer is of all of the equity interests in the restricted subsidiary or the restricted subsidiary remains a restricted subsidiary and net proceeds of the equity sale are applied in accordance with the asset sales covenant. Restricted subsidiaries of the CC V issuers are not permitted to issue equity interests if as a result, the issuing subsidiary would no longer be a restricted subsidiary.

•	The indenture also restricts the ability of the CC V issuers and their restricted subsidiaries to enter into certain transactions with affiliates involving over $2.5 million without a determination by the board of directors that the transaction is on terms no less favorable than arms-length, or transactions with affiliates involving consideration in excess of $10 million with affiliates without receiving an independent opinion as to the fairness of the transaction to the holders of the CC V notes.

All of these covenants are subject to additional specified exceptions. In general, the covenants of our subsidiary’s credit facilities are more restrictive than those of our indenture.

The indenture includes various events of default, including a cross-default to acceleration of, or failure to make payments when due or within the applicable grace period, by CC V Holdings, CC V Holdings Finance or any restricted subsidiary, on any indebtedness of $5 million or more. As a result, an event of default related to the failure to make a payment when due or the acceleration of the indebtedness under the CC VIII Operating credit facilities could cause a cross-default under the CC V indenture. See “- Certain Trends and Uncertainties — Acceleration of Indebtedness of Subsidiaries.”

Minority Interest

As part of the acquisition of cable systems from Bresnan in February 2000, CC VIII, LLC, an indirect limited liability company subsidiary of Charter, issued Class A Preferred Membership Interests (collectively, the CC VIII Interest) with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, LLC, now owned by Comcast Corporation (the Comcast Sellers). The CC VIII Interest is entitled to a 2% priority return on its initial capital amount and such priority return is entitled to preferential distributions from available cash and upon liquidation of CC VIII. The CC VIII Interest generally does not share in the profits and losses of CC VIII at present. The Comcast Sellers have the right at their option to exchange the CC VIII Interest for shares of Charter Class A common stock. Charter does not have the right to force such an exchange. In connection with the Bresnan acquisition, Mr. Allen granted the Comcast Sellers the right to sell to Mr. Allen the CC VIII Interest (or any Charter Class A common stock that the Comcast Sellers would receive if they exercised their exchange right) for approximately $630 million plus 4.5% interest annually from February 2000 (the Comcast Put Right). In April 2002, in accordance with such put agreement, the Comcast Sellers notified Mr. Allen of their exercise of the Comcast Put Right in full, and the parties agreed to consummate the sale in April 2003, although the parties also agreed to negotiate in good faith possible alternatives to the closing. On April 9, 2003, the parties agreed to extend the closing for up to thirty days. If the sale to Mr. Allen is consummated, Mr. Allen would become the holder of the CC VIII Interest (or, if previously exchanged by the current holders, any Charter Class A common stock issued to the current holders upon such exchange). If the CC VIII Interest is transferred to Mr. Allen, then, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter would be allocated his pro rata share (based on number of membership interests outstanding) of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen would not be entitled to any priority distributions (except with respect to the 2% priority return, as to which such priority would continue), and Mr. Allen’s share of any remaining distributions in liquidation would be equal to the initial capital account of the Comcast Sellers of approximately $630 million, increased or decreased by Mr. Allen’s pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after the date of the transfer of the CC VIII Interest to Mr. Allen.

An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII Interest following consummation of the Comcast Put Right. The board of directors of Charter has formed a Special Committee comprised of Messrs. John H. Tory, Larry W. Wangberg and Ronald L. Nelson to investigate and take any other appropriate action on behalf of Charter with respect to this matter. Specifically, the Special Committee is considering whether it should be the position of Charter that Mr. Allen should be required to contribute the CC VIII Interest to Charter Holdco in exchange for Charter Holdco membership units, immediately after his acquisition of the CC VIII Interest upon consummation of the Comcast Put Right. To the extent it is ultimately determined that Mr. Allen must contribute the CC VIII Interest to Charter Holdco following consummation of the Comcast Put Right, the Special Committee may also consider what additional steps, if any, should be taken with respect to the further disposition of the CC VIII Interest by Charter Holdco. If necessary, following the completion of the Special Committee’s investigation of the facts and circumstances relating to this matter, the Special Committee and Mr. Allen have agreed to a non-binding mediation process to resolve any dispute relating to this matter as soon as practicable, but without any prejudice to any rights of the parties if such dispute is not resolved as part of the mediation.

CC VIII, LLC became an indirect subsidiary of the Company in December 2000, and the CC VIII Interest is accordingly reflected as “Minority Interest” on our balance sheet.

Certain Trends and Uncertainties

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Annual Report and in other documents that we file with the SEC, that could materially impact our business, results of operations and financial condition.

Liquidity. Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. Our ongoing operations will depend on our ability to generate cash and to secure financing in the future. We have historically funded liquidity and capital requirements through cash flows from operations, borrowings under the credit facilities of our subsidiary and capital contributions from Charter, Charter Holdco and Charter Holdings. We believe, however, that at this time we have limited access to the debt markets, and Charter, Charter Holdco and Charter Holdings have limited access to the debt and equity markets in light of general economic conditions, Charter’s and Charter Holdings’ substantial leverage, the business condition of the cable, telecommunications and technology industry, the current credit rating of Charter and Charter Holdings and recent downgrades of Charter’s and Charter Holdings’ outstanding debt and liquidity ratings, and pending litigation and investigations.

Our ability to conduct operations is dependent on our continued access to borrowings under the CC VIII Operating credit facilities. The potential borrowing availability under the CC VIII Operating credit facilities totaled $326 million as of December 31, 2002, all of which would have been available based on our financial covenants at that time. Our access to those funds is subject to our satisfaction of the covenants in those credit facilities. We may not be able to comply with all of the financial ratios and restrictive covenants in the CC VIII Operating credit facilities. If there is an event of default under the CC VIII Operating credit facilities, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under these credit facilities, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under those facilities, if not waived, may result in the acceleration of those facilities, which could in turn result in the acceleration of the CCV notes and our other obligations, and could result in exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws.

In addition, as cash interest begins to accrue on the CCV notes in December 2003 and as the principal amounts owing under our various debt obligations become due, sustaining our liquidity will become more difficult over time. It is unclear whether we will have access to sufficient capital to satisfy our debt service obligations which are scheduled to come due in future years. Cash flows from operations and other existing sources of funds may not be sufficient, on their own, to permit us to satisfy these obligations.

If our business does not generate sufficient cash flow from operations, and sufficient future distributions are not available to us from borrowings under our subsidiary’s credit facilities or from other sources of financing, we may not be able to repay our debt, grow our business, respond to competitive challenges, or to fund our other liquidity and capital needs. As a means of enhancing our liquidity, we are currently attempting to cut costs, reduce capital expenditures and are exploring sales of assets.

If we need to seek alternative sources of financing, there can be no assurance that we will be able to obtain the requisite financing or that such financing, if available, would not have terms that are materially disadvantageous to our existing debt holders. Although Mr. Allen and his affiliates have purchased equity from Charter and Charter Holdco in the past, there is no obligation for Mr. Allen or his affiliates to purchase equity or contribute or lend funds to us or to our subsidiaries in the future.

If we are unable to raise needed capital, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

For more information, see the section above entitled “Liquidity and Capital Resources.”

Restrictive Covenants. The credit facilities of our subsidiary and the indenture governing our publicly held notes contain a number of significant covenants that could adversely impact our business. In particular, the credit facilities of our subsidiary and our indenture restrict our and our subsidiaries’ ability to:

•	pay dividends or make other distributions;

•	make certain investments or acquisitions;

•	enter into related party transactions unless certain conditions are met;

•	dispose of assets or merge;

•	incur additional debt;

•	issue equity;

•	repurchase or redeem equity interests and debt;

•	grant liens; and

•	pledge assets.

Furthermore, in accordance with our subsidiaries’ credit facilities, CC VIII and its subsidiaries are required to maintain specified financial ratios and meet financial tests. These financial ratios become more restrictive over time and will become more difficult to maintain during the latter half of 2003 and thereafter. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of the debt under the CC VIII credit facilities and in certain cases under other agreements governing our long-term indebtedness. Any default under our credit facilities or indenture governing our outstanding debt might adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our publicly held notes and the CC VIII credit facilities. For more information, see the section above entitled “Liquidity and Capital Resources.”

Acceleration of Indebtedness of Our Subsidiaries. In the event of a default under any of CC VIII Operating’s credit facilities, our subsidiaries’ creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, those credit facilities will not permit our subsidiaries to distribute funds to CC V Operating to pay interest or principal on our public notes. If the amounts outstanding under such credit facilities are accelerated, all of our subsidiaries’ debt and liabilities would be payable from our subsidiaries’ assets, prior to any distribution of our subsidiaries’ assets to pay the interest and principal amounts on our public notes. In addition, the lenders under the CC VIII Operating credit facilities could foreclose on their collateral, which includes equity interests in CC VIII Operating, and exercise other rights of secured creditors. In any such case, we might not be able to repay or make any payments on our public notes. Any default under any of our subsidiary’s credit facilities or our public notes might adversely affect the holders of our public notes and our growth, financial condition and results of operations and could force us to examine all options, including seeking the protection of the bankruptcy laws.

Parent Level Liquidity Concerns. Our direct and indirect owners, including Charter, Charter Holdco and Charter Holdings face significant liquidity issues.

Because of its corporate structure, Charter has less access to capital than its operating subsidiaries and therefore Charter’s ability to repay its senior notes is subject to additional uncertainties. Charter will not be able to make interest payments beginning in April, 2004, or principal payments at maturity in 2005 and 2006, with respect to its convertible senior notes unless it can obtain additional financing or it receives distributions or other payments from its subsidiaries. The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco only if, at the time of distribution, Charter Holdings can meet a leverage ratio of 8.75 to 1.0, there is no default under the indentures and other specified tests are met. Charter Holdings did not meet that leverage ratio for the quarter ended December 31, 2002. Because Charter is our manager, any financial or liquidity problems of Charter would be likely to cause serious disruption to our business and to have a material adverse affect on our operations and results. In addition, our parent companies’ ability to make loans or capital contributions to us would likely be adversely affected. Any such event would likely adversely impact our own credit rating, and our relations with customers and suppliers, which could in turn further impair our ability to obtain financing and operate our business. In addition, because Charter Holdings and Charter Holdco are our direct and indirect owners, their financial or liquidity problems could have similar impact.

Finally, to the extent that any such event results in a change of control of Charter (whether through a bankruptcy, receivership or other reorganization of Charter and/or Charter Holdco, or otherwise), it could result in an event of default under the credit facilities of our subsidiaries and require a change of control repurchase offer under our outstanding notes.

Securities Litigation and Government Investigations. As previously reported, a number of federal class actions were filed against Charter and certain of its former and present officers and directors alleging violations of securities laws.

In addition, a number of other lawsuits have been filed against Charter in other jurisdictions. A shareholders derivative suit was filed in the United States District Court for the Eastern District of Missouri, and several class action lawsuits were filed in Delaware state court against Charter and certain of its directors and officers. Finally, two derivative suits were filed in Missouri state court against Charter, its current directors and its former independent auditor; these actions were consolidated during the fourth quarter of 2002. The federal derivative suit, the Delaware class actions and the consolidated derivative suit each allege that the defendants breached their fiduciary duties.

In August of 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices focusing on how Charter reported customer numbers, refunds that Charter sought from programmers and its reporting of amounts received from digital set-top terminal manufacturers for advertising. Charter has been advised by the U.S. Attorney’s Office that no member of the board of directors of Charter, including its Chief Executive Officer, is a target of the investigation. Charter has advised us that it is fully cooperating with the investigation. In November 2002, Charter received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission concerning its prior reporting of its customers and policies and procedures relating to its disconnection of customers. The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document subpoenas. See “Item 3. Legal Proceedings”.

Due to the inherent uncertainties of litigation and investigations, Charter cannot predict the ultimate outcome of these proceedings. In addition, its restatement may lead to additional allegations in the pending securities class and derivative actions against Charter, or to additional claims being filed or to investigations being expanded or commenced. These proceedings, and Charter’s actions in response to these proceedings, could result in substantial costs, substantial potential liabilities and the diversion of management’s attention, all of which could affect adversely the market price of our publicly-traded notes, as well as our ability to meet future operating and financial estimates and to execute our business and financial strategies. To the extent that the foregoing matters are not covered by insurance, our limited liability company agreement may require us to indemnify Charter and the above directors and current and former officers in connection with such matters.

Competition. The industry in which we operate is highly competitive. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-standing relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

In particular, we face competition within the subscription television industry, which includes providers of paid television service employing technologies other than cable, such as direct broadcast satellite, also known as DBS. Competition from DBS, including intensive marketing efforts and aggressive pricing, has had an adverse impact on our ability to retain customers. Local telephone companies and electric utilities can compete in this area, and they increasingly may do so in the future. The subscription television industry also faces competition from broadcast companies distributing television broadcast signals without assessing a subscription fee and from other communications and entertainment media, including conventional radio broadcasting services, newspapers, movie theaters, the Internet, live sports events and home video products. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of “dial-up” and digital subscriber line technology, also known as DSL. Further loss of customers to DBS or other alternative video and data services could have a material negative impact on our business.

Variable Interest Rates. At December 31, 2002, excluding the effects of hedging, approximately 88% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of December 31, 2002 and December 31, 2001, the weighted average rate on the bank debt was approximately 5.4% and 5.5%, respectively and the weighted average rate on the high-yield debt was approximately 11.9%, resulting in a blended weighted average rate of 6.2% and 6.1%, respectively. Approximately 65% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of December 31, 2002 as compared to approximately 69% at December 31, 2001.

Integration of Operations. In the past, Charter (our manager) experienced rapid growth from acquisitions of a number of smaller cable operators and the rapid rebuild and rollout of advanced services. This activity has placed and is expected to continue to place a significant strain on Charter’s management, operations and other resources. Our future success will depend in part on Charter’s ability to successfully integrate the operations acquired, including our operations. The failure to implement management, operating or financial systems necessary to successfully integrate acquired operations, including headend and call center consolidation and standardization of operating procedures, could have a material adverse effect on our business, results of operations and financial condition. In addition, Charter’s ability to properly manage our operations will be impacted by our ability to attract, retain and incentivize experienced, qualified, professional management.

Services. We expect that a substantial portion of our near term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent other services that take advantage of cable’s broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, if it is determined that the product being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

Increasing Programming Costs. Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. This escalation may continue, and we may not be able to pass programming cost increases on to our customers. The inability to pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins.

Public Notes Price Volatility. The market price of our publicly-traded notes has been and is likely to continue to be highly volatile. We expect that the price of our securities may fluctuate in response to various factors, including the factors described throughout this section and various other factors which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any further downgrade of Charter’s (or our) debt ratings; announcement of the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules; and new regulatory legislation adopted in the United States.

In addition, the securities market in general, and the market for cable television securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our and our subsidiaries’ public notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of a company’s securities, and recently such purported class action lawsuits were filed against Charter See “Item 3. Legal Proceedings”.

Economic Slowdown; Global Conflict. It is difficult to assess the impact that the general economic slowdown and global conflict will have on future operations. However, the economic slowdown has resulted and the slowdown and the war could continue to result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow, and also could affect our ability to collect accounts receivable and maintain customers. In addition, any prolonged military conflict would materially and adversely affect our revenues from our systems providing services to military installations. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions.

Long-Term Indebtedness — Change of Control Payments. We may not have the ability to raise the funds necessary to fulfill our obligations under our public notes and the credit facilities of our subsidiaries following a change of control. A change of control under our public notes and our subsidiary’s credit facilities would require the repayment of borrowings under those credit facilities and indenture. A failure by us or our subsidiaries to make or complete a change of control offer or to repurchase the amounts outstanding under their credit facilities would place us or them in default of these agreements.

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

There is also uncertainty whether local franchising authorities, state regulators, the Federal Communications Commission, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. Multiple federal courts have now struck down open-access requirements imposed by several different franchising authorities as unlawful. In March 2002, the Federal Communications Commission officially classified cable’s provision of high-speed Internet service in a manner that makes open access requirements unlikely. At the same time, the Federal Communications Commission initiated a rulemaking proceeding that leaves open the possibility that the Commission may assert regulatory control in the future. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

The Federal Communications Commission’s March 2002 ruling also held that Internet access service provided by cable operators was not subject to franchise fees assessed by local franchising authorities. A number of local franchise authorities and Internet service providers have appealed this decision. The matter is scheduled to be argued in May 2003. As a result of this ruling, we have stopped collecting franchise fees for cable modem service.

Interest Rate Risk

We use interest rate risk management derivative instruments, such as interest rate swap agreements (referred to herein as interest rate agreements) as required under the terms of the credit facilities of our subsidiary. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.

At December 31, 2002 and 2001, we had outstanding $700 million in notional amounts of interest rate swaps. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” for further information regarding the fair values and contract terms of our interest rate agreements.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We will adopt SFAS No. 143 on January 1, 2003. We do not expect the adoption of SFAS No. 143 to have a material impact on our financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. We will adopt SFAS No. 145 beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. We do not expect the adoption of SFAS No. 145 to have a material impact on our consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by us for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on our consolidated financial statements.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS No. 148 was adopted by us beginning January 1, 2003. On January 1, 2003, we also adopted SFAS 123, “Accounting for Stock-Based Compensation” on the prospective method under which we will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to various market risks, including fluctuations in interest rates. We use interest rate risk management derivative instruments, such as interest rate swap agreements (collectively referred to herein as interest rate agreements) as required under the terms of the credit facilities of our subsidiary. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate risk management agreements are not held or issued for speculative or trading purposes.

As of December 31, 2002 and 2001, long-term debt totaled approximately $1.3 billion and $1.2 billion, respectively. This debt was comprised of approximately $1.2 billion and $1.1 billion of debt under our subsidiary’s credit facilities, and $163 million and $146 million of high-yield debt at December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, the weighted average rate on the bank debt was approximately 5.4% and 5.5%, respectively, the rate on the high-yield was 11.9%, respectively, resulting in a blended weighted average rate of 6.2% and 6.1%, respectively. Approximately 65% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of December 31, 2002 as compared to approximately 69% at December 31, 2001. The fair value of our total fixed-rate debt was $118 million and $148 million at December 31, 2002 and 2001, respectively. The fair value of variable-rate debt approximated the carrying value of $943 million and $1.1 billion at December 31, 2002 and 2001, respectively. The fair value of fixed-rate debt and variable rate debt is based on quoted market prices.

We have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those that effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the year ended December 31, 2002, other expense includes $0.9 million of losses, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. For the years ended December 31, 2002 and 2001, a loss of $16 million and a gain of $4 million, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, we believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. For the years ended December 31, 2002 and 2001, we recorded other expense of $35 million and $8 million, respectively, for interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2002 (dollars in thousands):

								Fair Value at
	2003	2004	2005	2006	2007	Thereafter	Total	December 31, 2002

Debt
Fixed Rate	$66,970	$504	$—	$—	$—	$113,280	$180,754	$117,844
Average Interest Rate	11.84%	7.50%	—	—	—	11.88%	11.85%
Variable Rate	$80,000	$80,000	$105,000	$199,277	$240,723	$470,000	$1,166,000	$942,700
Average Interest Rate	3.55%	4.53%	5.54%	6.21%	6.68%	7.82%	6.60%
Interest Rate Instruments
Variable to Fixed Swaps	—	$200,000	$300,000	$200,000	—	—	$700,000	$55,069
Average Pay Rate	—	7.19%	6.84%	6.83%	—	—	6.94%
Average Receive Rate	—	4.63%	6.03%	6.73%	—	—	5.83%

At December 31, 2002 and 2001, we had outstanding $700 million in notional amounts of interest rate swaps. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at December 31, 2002.

We do not hold collateral for these instruments and are therefore subject to credit loss in the event of nonperformance by the counterparty to the interest rate exchange agreement. However the counterparties are banks and we do not anticipate nonperformance by any of them on the interest rate exchange agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, the related notes thereto and the reports of the independent accountants are included in this Annual Report on Form 10-K beginning on page F-1.

Separate financial statements for CC V Holdings Finance, Inc., have not been presented as this entity had no operations and substantially no assets or equity. Accordingly, management has determined that such financial statements are not material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported in our Current Report on Form 8-K, dated April 22, 2002, as amended by Form 8-K/A, dated April 26, 2002.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Annual Report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that (notwithstanding the late filing of this Annual Report as a consequence of the restatements of the financial statements of the registrants and their affiliates as described herein), the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

In designing and evaluating the disclosure controls and procedures, Charter Communications, Inc.’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, Charter Communications, Inc.’s management believes that its controls do provide such reasonable assurances.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Annual Report:

(1)	Financial Statements.

A listing of the financial statements, notes and reports of independent accountants required by Item 8 begins on page F-1 of this Annual Report.

(2)	Financial Statement Schedules.

No financial statement schedules are required to be filed by Items 8 and 15(d) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(3)	The index to the Exhibits is on page 40.

We agree to furnish to the SEC, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of the respective registrants on a consolidated basis.

(b)  Reports on Form 8-K:

None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual reports or proxy materials were sent to the registrants’ security holders during the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunder duly authorized.

CC V HOLDINGS, LLC

Dated: April 18, 2003	By:	CHARTER COMMUNICATIONS, INC., Registrants’ Manager

	By:	/s/ Carl E. Vogel Name: Carl E. Vogel Title: President, Chief Executive Officer (Principal Executive Officer) of Charter Communications, Inc. (Manager) and CC V Holdings, LLC

By:	/s/ Steven A. Schumm
Name: Steven A. Schumm
Title: Executive Vice President and Chief
Administrative Officer and Interim Chief Financial
Officer (Principal Financial Officer) of Charter
Communications, Inc. (Manager) and CC V
Holdings, LLC

	By:	/s/ Paul E. Martin Name: Paul E. Martin Title: Senior Vice President and Corporate Controller (Principal Accounting Officer) of Charter Communications, Inc. (Manager) and CC V Holdings, LLC

CC V HOLDINGS FINANCE, INC.

Dated: April 18, 2003	By:	/s/ Carl E. Vogel Name: Carl E. Vogel Title: President, Chief Executive Officer (Principal Executive Officer) of CC V Holdings Finance, Inc. and Sole Director

By:	/s/ Steven A. Schumm
Name: Steven A. Schumm
Title: Executive Vice President and Chief
Administrative Officer and Interim Chief Financial
Officer (Principal Financial Officer) of CC V
Holdings Finance, Inc.

	By:	/s/ Paul E. Martin Name: Paul E. Martin Title: Senior Vice President — Corporate Controller (Principal Accounting Officer) of CC V Holdings Finance, Inc.

Certifications

I, Carl E. Vogel, certify that:

1.     I have reviewed this annual report on Form 10-K of CC V Holdings, LLC and CC V Holdings Finance, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 18, 2003

/s/ Carl E. Vogel
Carl E. Vogel
Chief Executive Officer

I, Steven A. Schumm, certify that:

1.     I have reviewed this annual report on Form 10-K of CC V Holdings, LLC and CC V Holdings Finance, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 18, 2003

/s/ Steven A. Schumm
Steven A. Schumm
Chief Administrative Officer and Interim Chief Financial Officer

Exhibit Index

Exhibit	Description

2.1(a)	Purchase and Contribution Agreement entered into as June 1999, by and among BCI (USA), LLC, William Bresnan, Blackstone BC Capital Partners LP, Blackstone BC Offshore Capital Partners L.P., Blackstone Family Investment Partnership III LP, TCID of Michigan, Inc. and TCI Bresnan LLC and Charter Communications Holding Company, LLC (now called Charter Investment, Inc.) (Incorporated by reference to Exhibit 2.11 to Amendment No. 2 to the registration statement on Form S-1 of Charter Communications, Inc filed on September 28, 1999 (File No. 333-83887)).

2.1(b)	First Amendment to Purchase and Contribution Agreement dated as of February 14, 2000, by and among BCI (USA), LLC, William J. Bresnan, Blackstone BC Capital Partners L.P., Blackstone BC Offshore Capital Partners, L.P., Blackstone Family Media III, L.P. (as assignee of Blackstone Family Investment III, L.P.), TCID of Michigan, Inc., TCI Bresnan, LLC and Charter Communications Holding Company, LLC (Incorporated by reference to Exhibit 2.11(a) to the current report on Form 8-K filed by Charter Communications, Inc. on February 29, 2000 (File No. 000-27927)).

3.1	Certificate of Formation of CC V Holdings, LLC (formerly known as Avalon Cable LLC) (Incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Registration Statement on Form S-4 filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999 (File No. 333-75415)).

3.1(a)	Amendment to Certificate of Formation of CC V Holdings, LLC (formerly known as Avalon Cable LLC) (Incorporated by reference to Exhibit 3.1(a) to the Annual Report on Form 10-K of CC V Holdings, LLC and CC V Holdings Finance, Inc. filed on March 30, 2000 (File No. 333-75415)).

3.2	Certificate of Incorporation of CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.) (Incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registration Statement on Form S-4 filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999 (File No. 333-75415)).

3.3(a)**	First Amended and Restated Limited Liability Company Agreement of CC V Holdings, LLC (formerly known as Avalon Cable LLC) dated as of November 5, 1999.

3.3(b)**	First Amendment dated January 1, 2000 to the Amended and Restated Limited Liability Company Agreement of CC V Holdings, LLC.

3.4	Amended and Restated By-Laws of CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.) (Incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K of CC V Holdings, LLC and CC V Holdings Finance, Inc. filed on March 30, 2000 (File No. 333-75415)).

4.1	Indenture, dated as of December 10, 1998, by and among CC V Holdings, LLC (formerly known as Avalon Cable LLC), Avalon Cable of Michigan Holdings, Inc. and CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), as Issuers and The Bank of New York, as Trustee for the Notes (Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-4 filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC V Holdings Finance, Inc. (formerly known as Avalon

Cable Holdings Finance, Inc.), Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999 (File No. 333-75415)).

4.2	Supplemental Indenture, dated as of March 26, 1999, by and among CC V Holdings, LLC (formerly known as Avalon Cable LLC), Avalon Cable of Michigan Holdings, Inc. and CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), as Issuers, Avalon Cable of Michigan, Inc., as guarantor, and The Bank of New York, as Trustee for the Notes (Incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registration Statement on Form S-4 filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999 (File No. 333-75415)).

10.1(a)	Amended and Restated Credit Agreement dated as of February 2, 1999, as amended and restated as of February 14, 2000 by and among CC VIII Operating, LLC, as borrower, CC VIII Holdings, LLC, as guarantor, and several financial institutions or entities named therein (Incorporated by reference to Exhibit 10.18(a) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

10.1 (b)	Second Amended and Restated Credit Agreement, among CC VIII Operating, LLC, as borrower, CC VIII Holdings, LLC, as guarantor, and several financial institutions or entities named therein, dated as of February 2, 1999, as amended and restated as of January 2, 2001 (Incorporated by reference to Exhibit 10.17 to the annual report on Form 10-K filed by Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation on April 2, 2001 (File No. 333-77499)).

10.1(c)	Third Amended and Restated Credit Agreement, among CC VIII Operating, LLC, as borrower, CC VIII Holdings, LLC, as guarantor, and certain lenders and agents named therein, dated as of February 2, 1999, as amended and restated as of January 3, 2002 (Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed by Charter Communications, Inc. on January 24, 2002 (File No. 000-27927)).

10.2	Exchange Agreement, dated as of February 14, 2000, by and among Charter Communications, Inc., BCI (USA), LLC, William J. Bresnan, Blackstone BC Capital Partners LP, Blackstone BC Offshore Capital Partners LP, Blackstone Family Media III LP (as assignee of Blackstone Family Investment III LP.), TCID of Michigan, Inc., and TCI Bresnan LLC (Incorporated by reference to Exhibit 10.40 to the current report on Form 8-K of Charter Communications, Inc. filed on February 29, 2000 (File No. 000-27927)).

10.3	Amended and Restated Limited Liability Company Agreement for CC VIII, LLC, dated as of March 31, 2003 (Incorporated (Incorporated by reference to Exhibit 10.27 to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

14.1	Code of Conduct adopted January 28, 2003 (Incorporated by reference to Exhibit 14.1 to the annual report on Form 10-K filed by Charter Communications, Inc. on April 15, 2003 (File No. 000-27927)).

99.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

99.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

** Documents Attached.

CC V HOLDINGS, LLC AND SUBSIDIARIES

Independent Auditors’ Report

To the Board of Directors
CC V Holdings, LLC:

We have audited the accompanying consolidated balance sheets of CC V Holdings, LLC and subsidiaries as of December 31, 2002, 2001 and 2000, and the related consolidated statements of operations, changes in member’s equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CC V Holdings, LLC and subsidiaries as of December 31, 2002, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company has restated the consolidated balance sheets as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in member’s equity and cash flows for the years then ended, which consolidated financial statements were previously audited by other independent auditors who have ceased operations.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

St. Louis, Missouri
April 14, 2003

CC V HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,

	2002	2001	2000

		(restated)	(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,069	$—	$10,427
Accounts receivable, less allowance for doubtful accounts of $1,949, $2,525 and $1,948, respectively	9,637	11,197	11,199
Receivables from related parties	—	13,976	—
Prepaid expenses and other current assets	1,549	1,898	1,021

Total current assets	61,255	27,071	22,647

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $233,224, $204,242 and $148,268, respectively	917,853	776,565	648,781
Franchises, net of accumulated amortization of $468,320, $466,052 and $267,550, respectively	2,126,293	3,391,507	4,120,093

Total investment in cable properties, net	3,044,146	4,168,072	4,768,874

OTHER ASSETS	8,311	5,722	4,047

Total assets	$3,113,712	$4,200,865	$4,795,568

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$178,561	$189,616	$243,234
Payables to related parties	36,281	—	509,359

Total current liabilities	214,842	189,616	752,593

LONG-TERM DEBT	1,329,844	1,229,605	1,058,224
LOANS PAYABLE – RELATED PARTY	—	27,000	369,684
OTHER LONG-TERM LIABILITIES	98,518	68,913	61,836
MINORITY INTEREST	667,961	654,863	640,526
MEMBER’S EQUITY	802,547	2,030,868	1,912,705

Total liabilities and member’s equity	$3,113,712	$4,200,865	$4,795,568

See accompanying notes to consolidated financial statements.

CC V HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Year Ended December 31,

	2002	2001	2000

		(restated)	(restated)
REVENUES	$603,749	$512,224	$485,072

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization and other items listed below)	221,929	194,591	183,086
Selling, general and administrative	127,037	116,863	96,110
Depreciation and amortization	142,137	437,442	389,229
Impairment of franchises	845,404	—	—
Special charges	2,784	928	—

	1,339,291	749,824	668,425

Loss from operations	(735,542)	(237,600)	(183,353)

OTHER INCOME (EXPENSES):
Interest expense, net	(88,089)	(90,645)	(110,669)
Loss on derivative and hedging instruments	(34,831)	(7,868)	—
Other, net	(821)	(852)	(322)

	(123,741)	(99,365)	(110,991)

Loss before income taxes, minority interest and cumulative effect of accounting change	(859,283)	(336,965)	(294,344)
INCOME TAX BENEFIT	18,127	4,397	(2,120)

Loss before minority interest and cumulative effect of accounting change	(841,156)	(332,568)	(296,464)
MINORITY INTEREST	(13,098)	(12,828)	(11,037)

Loss before cumulative effect of accounting change	(854,254)	(345,396)	(307,501)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(417,270)	—	—

Net loss	$(1,271,524)	$(345,396)	$(307,501)

See accompanying notes to consolidated financial statements.

CC V HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in thousands)

BALANCE, January 1, 2000	$405,458
Net loss (restated)	(307,501)
Contribution from manager (restated)	1,830,732
Distributions to manager	(16,317)
Other (restated)	(333)

BALANCE, December 31, 2000 (restated)	1,912,705
Net loss (restated)	(345,396)
Contribution from manager	511,619
Distributions to manager	(31,218)
Changes in fair value of interest rate agreements	3,673
Transfer of cable systems to other Charter Holdings subsidiaries (restated)	(20,515)

BALANCE, December 31, 2001 (restated)	2,030,868
Net loss	(1,271,524)
Contribution from manager	108,966
Distributions to manager	(49,720)
Changes in fair value of interest rate agreements	(16,043)

BALANCE, December 31, 2002	$802,547

See accompanying notes to consolidated financial statements.

CC V HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,

	2002	2001	2000

		(restated)	(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,271,524)	$(345,396)	$(307,501)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	142,137	437,442	389,229
Impairment of franchises	845,404	—	—
Minority interest	13,098	12,828	11,037
Noncash interest expense	18,152	17,478	13,098
Deferred income taxes	(19,777)	(4,397)	2,120
Cumulative effect of accounting change	417,270	—	—
Loss on derivative and hedging instruments	34,831	7,868	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,560	(1,291)	(4,866)
Receivables from manager – related party	43,361	18,721	30,643
Prepaid expenses and other current assets	(78)	(1,617)	(197)
Accounts payable and accrued expenses	(42,859)	(66,311)	102,684
Other operating activities	—	7,279	—

Net cash flows from operating activities	181,575	82,604	236,247

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(243,785)	(343,496)	(284,105)
Payments for acquisitions, net of cash acquired	—	—	(13,196)
Other investing activities	92	(7,076)	(1,152)

Net cash flows from investing activities	(243,693)	(350,572)	(298,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	388,000	1,208,000	329,000
Repayments of long-term debt	(304,000)	(1,051,000)	(203,900)
Borrowings from related party	68,060	95,403	327,684
Repayments to related party	(95,060)	(68,403)	—
Payment of deferred financing costs	(3,756)	(4,407)	—
Repayments of bonds	(303)	(237)	(530,550)
Distributions	(49,720)	(31,218)	(16,317)
Contributions from manager – related party	108,966	109,403	159,910

Net cash flows from financing activities	112,187	257,541	65,827

NET CHANGE IN CASH AND CASH EQUIVALENTS	50,069	(10,427)	3,621
CASH AND CASH EQUIVALENTS, beginning of period	—	10,427	6,806

CASH AND CASH EQUIVALENTS, end of period	$50,069	$—	$10,427

CASH PAID FOR INTEREST	$73,190	$70,920	$66,146

NONCASH TRANSACTIONS:
Forgiveness of intercompany liabilities by parent company recorded as equity contribution	$—	$394,801	$—
Contribution from parent for acquisition	$—	$7,415	$1,455,518
Transfer of cable systems to other Charter Holdings subsidiaries	$—	$20,515	$215,304
Issuance of preferred equity in a subsidiary as payment for acquisition	$—	$—	$629,488

See accompanying notes to consolidated financial statements.

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

(1) ORGANIZATION

On November 15, 1999, Charter Communications Holding Company, LLC (Charter Holdco), a direct subsidiary of Charter Communications, Inc. (Charter), acquired all of the equity interests of Avalon Cable, LLC (now known as CC V Holdings, LLC and referred to herein as CC V Holdings or the Company) and Avalon Cable Holdings Finance, Inc. (now known as CC V Holdings Finance Inc.). Effective January 1, 2000, these acquired interests were transferred to Charter Communications Holdings, LLC (Charter Holdings), a wholly owned subsidiary of Charter Holdco.

Effective in December 2000, Charter Holdings contributed all of its membership interests in CC VIII, LLC (CC VII, formerly known as Bresnan) to CC V Holdings, resulting in CC V Holdings becoming the parent company of CC VIII. The Company accounted for the contribution of CC VIII as a reorganization of entities under common control in a manner similar to a pooling of interests. In 2001, Charter Holdings released the Company from its obligation to repay $395 million, representing original borrowings from Charter Holdings plus interest. The Company recorded the $395 million as an equity contribution. All significant intercompany accounts and transactions have been eliminated in consolidation.

Effective on January 2, 2001, the Company entered into certain cable system swap transactions with other subsidiaries of Charter Holdings. Such cable system swaps were effected in order to increase operational efficiency by swapping systems into the subsidiaries, which are physically located closest to them. The Company accounted for the systems transferred into the Company from other Charter Holdings subsidiaries as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, beginning on November 15, 1999, the date the Company was acquired by Charter Holdco, the consolidated financial statements of CC V Holdings include the accounts of four systems that were transferred into the Company from other Charter Holdings subsidiaries. Also, on January 2, 2001, the Company transferred five of its systems to other Charter Holdings subsidiaries as part of the swap transactions. The disposition of such systems by the Company was recorded as a noncash transaction with related parties for the year ended December 31, 2001.

As of December 31, 2002, the Company owns and operates cable systems serving approximately 950,000 (unaudited) customers. The Company provides a full range of traditional analog television services to the home, along with advanced bandwidth services, including television on an advanced digital programming platform and high-speed Internet access. The Company also provides commercial high-speed data, video and Internet solutions as well as advertising sales and production services. The Company operates primarily in the states of Michigan, Minnesota and Wisconsin and in the New England area.

(2) LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses from operations of $736 million, $238 million and $183 million in 2002, 2001 and 2000, respectively. The Company’s net cash flows from operating activities were $182 million, $83 million and $236 million for the years ending December 31, 2002, 2001 and 2000, respectively. In addition, the Company has required significant cash to fund capital expenditures, debt service costs and ongoing operations. Historically, the Company has funded liquidity and capital requirements through cash flows from operations, borrowing under the credit facilities of the Company’s subsidiary, equity contributions from Charter Holdings, and borrowings from related parties. The mix of funding sources changes from period to period, but for the year ended December 31, 2002, approximately 70% of the Company’s funding requirements were from cash flows from operations, 10% was from borrowings under the credit facilities of the Company’s subsidiary, 12% from equity contributions from Charter Holdings and 8% was from borrowings from related parties.

The Company believes that as a result of current market conditions and recent downgrades to its and its parents companies’ debt securities that the Company and its parent companies have limited access to the debt and equity markets at this time. Accordingly, during 2003, the Company expects to fund its liquidity and capital requirements principally through cash on hand, cash flow from operations, and through borrowings under the CC VIII Operating credit facilities. As of December 31, 2002, the Company held $50 million in cash and cash equivalents and it had total potential unused availability of $326 million under the CC VIII Operating credit facilities, all of which was available based upon the Company’s financial covenants at that time. However, continued access to these credit facilities is subject to certain restrictive covenants, portions of which are subject to the operating results of the Company’s subsidiaries. The Company’s 2003 operating plan maintains compliance with these covenants. If the Company’s actual operating results do not maintain compliance with these covenants, or if other events of noncompliance occur, funding under the credit facilities may not be available and defaults on some or potentially all debt obligations could occur.

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

In addition, no assurances can be given that the Company may not experience liquidity problems because of adverse market conditions or other unfavorable events or if the Company does not obtain sufficient additional financing on a timely basis. In that regard, Charter Holdings has announced that effective April 14, 2003, a wholly-owned subsidiary of Charter Holdings, entered into a commitment letter with Vulcan Inc., which is an affiliate of Paul Allen. Pursuant to the letter, Vulcan Inc. agreed to lend, or cause an affiliate to lend, initially to Charter Communications VII, LLC an aggregate amount of up to $300 million, which amount includes a subfacility of up to $100 million for the issuance of letters of credit. That facility does not commit any party to provide funding to the Company. Under certain circumstances, the Company could utilize (or cause a subsidiary to utilize) that facility to provide funding to the Company to the extent necessary to comply with leverage ratio covenants of its subsidiary’s credit facilities in future quarters. However, there can be no assurance that Charter Holdings will have the ability to do so or will choose to do so.

The Company’s long-term financing structure as of December 31, 2002 includes $1.2 billion of credit facility debt and $163 million of high-yield debt. Approximately $147 million of this financing matures during 2003. Note 9 discusses the Company’s current availability and long-term obligations, interest obligations and provides a schedule of maturity.

(3) RESTATEMENTS OF CONSOLIDATED FINANCIAL RESULTS

The Company has identified a series of adjustments that have resulted in the restatement of the previously issued financial statements for the years ended December 31, 2001 and 2000. These adjustments also resulted in the restatements of previously announced quarterly results for the first three quarters of fiscal 2002 and each quarter during fiscal 2001 and 2000. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs; (iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; (vi) deferred tax liabilities/franchise assets; and (vii) other adjustments. These adjustments reduced revenues for the years ending December 31, 2001 and 2000 by $11 million and $14 million, respectively. The Company’s consolidated net loss increased by $9 million and $10 million for the years ending December 31, 2001 and 2000, respectively, primarily due to adjustments related to the original accounting for acquisitions and for elements of the rebuild and upgrade activities. In addition, as a result of certain of these adjustments, the Company’s statements of cash flows have been restated. Cash flows from operations for the years ended December 31, 2001 and 2000 were reduced by $22 million and $8 million, respectively. The more significant categories of adjustment relate to the following as outlined below.

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue $10 million for each of the years ended December 31, 2001 and 2000, respectively. Additionally, for the year ended December 31, 2000, the Company increased marketing expense by $2 million for other promotional activities associated with launching new programming services previously deferred and subsequently amortized. The corresponding amortization of such deferred amounts reduced programming expenses by $2 million and $1 million for the years ended December 31, 2001 and 2000, respectively.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenue in the period such inducements were paid. Revenue declined $1 million and $0.1 million for the years ending December 31, 2001 and 2000, respectively. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of the Company’s rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $14 million and $9 million for the years ending December 31, 2001 and 2000, respectively.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in 2000, 2001 and portions of 2002. The costs of these campaigns were originally deferred and recorded

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $15 million and $0.6 million for the years ending December 31, 2001 and 2000, respectively. The Company discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, the Company initiated a three-year program to replace and upgrade a substantial portion of its network. In connection with this plan, the Company assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that a portion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. The Company also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment is a reduction to property, plant and equipment and increased franchise costs of approximately $54 million as a result of this finding. In addition, the depreciation period for the replacement assets was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense $31 million and $13 million in the years ending 2001 and 2000, respectively.

Deferred Tax Liabilities/Franchise Assets. Adjustments were made to record deferred tax liabilities associated with the acquisition of various cable television businesses. These adjustments increased amounts assigned to franchise assets by $254 million with a corresponding increase in deferred tax liabilities of $39 million. The balance of the entry was recorded to member’s equity. In addition, as described above, a correction was made to reduce amounts assigned in purchase accounting to assets identified for replacement over the three-year period of the Company’s rebuild and upgrade of its network. This reduced the amount assigned to the network assets to be retained and increased the amount assigned to franchise assets by approximately $54 million with a resulting increase in amortization expense for the years restated. Such adjustments increased amortization expense by $17 million for each of the years ended December 31, 2001 and 2000.

Other Adjustments. In addition to the items described above, reductions to 2000 revenues include the reversal of certain advertising revenues from equipment vendors. Other adjustments of expenses include expensing certain items charged against purchase accounting reserves, certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net loss is an increase of $3 million and a decrease of $5 million, respectively, for the years ended December 31, 2001 and 2000.

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

The following table sets forth the consolidated balance sheet for the Company, showing previously reported and restated amounts, as of December 31, 2001:

	As previously
	reported	As restated

CURRENT ASSETS:
Accounts receivable, net	$11,692	$11,197
Receivables from related parties	13,259	13,976
Prepaid expenses and other current assets	1,894	1,898

Total current assets	26,845	27,071

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	792,157	776,565
Franchises, net	3,088,958	3,391,507

Total investment in cable properties, net	3,881,115	4,168,072

OTHER ASSETS	7,845	5,722

Total assets	$3,915,805	$4,200,865

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$157,067	$189,616

Total current liabilities	157,067	189,616

LONG-TERM DEBT	1,229,605	1,229,605
LOANS PAYABLE — RELATED PARTIES	27,000	27,000
OTHER LONG-TERM LIABILITIES	13,784	68,913
MINORITY INTEREST	653,354	654,863
MEMBER’S EQUITY	1,834,995	2,030,868

Total liabilities and member’s equity	$3,915,805	$4,200,865

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

The following table sets forth the consolidated statement of operations for the Company, showing previously reported and restated amounts, for the year ended December 31, 2001:

	As previously
	reported	As restated

REVENUES	$522,799	$512,224

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization and other items listed below)	190,950	194,591
Selling, general and administrative	92,542	116,863
Depreciation and amortization	461,289	437,442
Special charge	—	928

	744,781	749,824

Loss from operations	(221,982)	(237,600)

OTHER INCOME (EXPENSE):
Interest expense, net	(92,222)	(90,645)
Loss on derivative and hedging instruments	(7,868)	(7,868)
Other, net	(1,202)	(852)

	(101,292)	(99,365)

Loss before income taxes and minority interest	(323,274)	(336,965)
INCOME TAX BENEFIT	—	4,397

Loss before minority interest	(323,274)	(332,568)
MINORITY INTEREST	(12,828)	(12,828)

Net loss	$(336,102)	$(345,396)

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

The following table sets forth the consolidated balance sheet for the Company, showing previously reported and restated amounts, as of December 31, 2000:

	As previously
	reported	As restated

CURRENT ASSETS:
Cash and cash equivalents	$11,232	$10,427
Accounts receivable, net	12,464	11,199
Prepaid expenses and other current assets	1,021	1,021

Total current assets	24,717	22,647

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	712,186	648,781
Franchises, net	3,812,341	4,120,093

Total investment in cable properties, net	4,524,527	4,768,874

OTHER ASSETS	4,358	4,047

Total assets	$4,553,602	$4,795,568

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$221,469	$243,234
Payable to related parties	526,593	509,359

Total current liabilities	748,062	752,593

LONG-TERM DEBT	1,058,224	1,058,224
LOANS PAYABLE — RELATED PARTIES	369,684	369,684
OTHER LONG-TERM LIABILITIES	13,690	61,836
MINORITY INTEREST	640,526	640,526
MEMBER’S EQUITY	1,723,416	1,912,705

Total liabilities and member’s equity	$4,553,602	$4,795,568

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

The following table sets forth the consolidated statement of operations for the Company, showing previously reported and restated amounts, for the year ended December 31, 2000:

	As previously
	reported	As restated

REVENUES	$499,346	$485,072

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization and other items listed below)	177,142	183,086
Selling, general and administrative	86,924	96,110
Depreciation and amortization	393,216	389,229

	657,282	668,425

Loss from operations	(157,936)	(183,353)

OTHER INCOME (EXPENSE):
Interest expense, net	(127,936)	(110,669)
Other, net	(322)	(322)

	(128,258)	(110,991)

Loss before income taxes and minority interest	(286,194)	(294,344)
INCOME TAX BENEFIT	—	(2,120)

Loss before minority interest	(286,194)	(296,464)
MINORITY INTEREST	(11,038)	(11,037)

Net loss	$(297,232)	$(307,501)

The following table sets forth selected consolidated statements of cash flows information for the Company, showing previously reported and restated amounts, for the years ended December 31, 2001 and 2000:

	For the year ended		For the year ended
	December 31, 2001		December 31, 2000

	As previously		As previously
	reported	As restated	reported	As restated

Net cash from operating activities	$104,652	$82,605	$243,941	$236,246
Net cash from investing activities	(374,506)	(350,572)	(347,342)	(298,453)
Net cash from financing activities	$258,622	$257,541	$107,827	$65,827

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

(4) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of CC V Holdings and all of its direct and indirect subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. All amounts presented for 2000 and 2001 in the financial statements and accompanying notes have been adjusted to reflect the restated results in Note 2.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant judgments and estimates include capitalization of labor and overhead costs, depreciation and amortization costs, impairments of property, plant and equipment and franchises, income taxes and other contingencies. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, including all material labor and certain indirect costs associated with the construction of cable transmission and distribution facilities. Costs associated with initial customer installations and the additions of network equipment necessary to enable advanced services are capitalized. Costs capitalized as part of initial customer installations include materials, labor, and certain indirect costs. These indirect costs are associated with the activities of the Company’s personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. Overhead costs primarily include employee benefits and payroll taxes, direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, the cost of dispatch personnel and indirect costs directly attributable to capitalizable activities. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Depreciation is recorded using the straight-line method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	7-15 years
Customer equipment and installations	3-5 years
Buildings and leasehold improvements	5-15 years
Vehicles and equipment	1-5 years
Furniture and fixtures	5 years

Franchises

Franchise rights acquired through the purchase of cable systems represent management’s estimate of fair value at the date of acquisition and generally are reviewed to determine if the franchise has a finite life or an indefinite life as defined by Statement of Financial Accounting Standards (SFAS) No. 142. On January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of goodwill and indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually as of October 1, or more frequently as warranted by events or changes in circumstances (See Note 6). Certain franchises did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These franchise costs are

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

amortized on a straight-line basis over 10 years. Costs incurred in renewing cable franchises are deferred and amortized over 10 years.

Prior to the adoption of SFAS No. 142, costs incurred in obtaining and renewing cable franchises were deferred and amortized using the straight-line method over a period of 15 years. Franchise rights acquired through the purchase of cable systems were generally amortized using the straight-line method over a period of 15 years. The period of 15 years was management’s best estimate of the useful lives of the franchises and assumed that substantially all of those franchises that expired during the period would be renewed but not indefinitely. The Company evaluated the recovery of franchises for impairment when events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Because substantially all of the Company’s franchise rights have been acquired in the past several years, at the time of acquisition management believed the Company did not have sufficient experience with the local franchise authorities to conclude that renewals of franchises could be accomplished indefinitely.

The Company believes that facts and circumstances have changed to enable it to conclude that substantially all of its franchises will be renewed indefinitely, with those franchises where technological or operational factors limit their lives continuing to be amortized. The Company has sufficiently upgraded the technological state of its cable systems and now has sufficient experience with the local franchise authorities where it acquired franchises to conclude substantially all franchises will be renewed indefinitely.

Other Assets

Other assets primarily include deferred financing costs and investments in equity securities. Costs related to borrowings are deferred and amortized to interest expense using the effective interest method over the terms of the related borrowings. As of December 31, 2002, 2001 and 2000, other assets include $8 million, $6 million and $4 million of deferred financing costs, net of accumulated amortization of $5 million, $3 million and $1 million, respectively.

Valuation of Property, Plant and Equipment

The Company evaluates the recoverability of property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or poor operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairment of property, plant and equipment occurred in 2002, 2001 and 2000.

Revenue Recognition

Revenues from analog, digital and high-speed data services are recognized when the related services are provided. Advertising sales are recognized in the period that the advertisements are broadcast. Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5% of gross revenues as defined in the franchise agreement. Such fees are collected on a monthly basis from the Company’s customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses, respectively.

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Programming Costs

The Company has various contracts to obtain analog, digital and premium programming from program suppliers whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by the Company and are subject to adjustment based on periodic audits performed by the programmers. Additionally, certain programming contracts contain launch incentives to be paid by the programmers. The Company receives these upfront payments related to the promotion and activation of the programmer’s cable television channel and defers recognition of the launch incentives over the life of the programming agreement as an offset to programming expense. This offset to programming expense was $8 million, $6 million and $0.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company paid programming costs of $148 million, $130 million and $123 million of programming costs for the years ended December 31, 2002, 2001 and 2000. As of December 31, 2002, 2001 and 2000, the deferred amount of launch incentives, included in other long-term liabilities, totaled $19 million, $26 million and $25 million, respectively.

Advertising Costs

Advertising costs, including advertising associated with the launch of cable channels, are generally expensed as costs are incurred. Advertising expense was $7 million, $7 million and $10 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Stock-Based Compensation

The Company has historically accounted for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 using the prospective method under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Adoption of these provisions will result in utilizing a preferable accounting method as the consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 148, the fair value method will be applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25, unless they are modified or settled in cash. Management believes the adoption of these provisions will not have a material impact on the consolidated results of operations or financial position of the Company. The ongoing effect on consolidated results of operations or financial position will be dependent upon future stock based compensation awards granted by the Company.

Derivative Financial Instruments

The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements (referred to herein as interest rate agreements) as required under the terms of the credit facilities of the Company’s subsidiaries. The Company’s policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and tax law, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment (see Note 17).

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Minority Interest

Minority interest represents preferred membership units issued by a subsidiary in connection with the acquisition of a company by Charter Holdco. The preferred membership units accrete at a rate of 2% per year and are exchangeable on a one-for-one basis for shares of Charter Class A common stock. The accretion on the preferred membership units is recorded as minority interest expense in the accompanying consolidated statements of operations (see Note 12).

Segments

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company’s operations are managed on the basis of distinct geographic regional and divisional operating segments. The Company has evaluated the criteria for aggregation of the geographic operating segments under paragraph 17 of SFAS No. 131 and believes it meets each of the respective criteria set forth. The Company delivers similar products and services within each of its geographic regional and divisional operations. Each geographic and divisional service area utilizes similar means for delivering the programming of the Company’s services; have similarity in the type or class of customer receiving the products and services; distributes the Company’s services over a unified network; and operates within a consistent regulatory environment. In addition, each of the geographic regional and divisional operating segments has similar economic characteristics. Accordingly, management has determined that the Company has one reportable segment, broadband services.

(5) ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	December 31,

	2002	2001	2000

Balance, beginning of year	$2,525	$1,948	$1,143
Acquisition of cable systems	—	—	619
Charged to expense	8,454	7,764	4,659
Uncollected balances written off, net of recoveries	(9,030)	(7,187)	(4,473)

Balance, end of year	$1,949	$2,525	$1,948

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

     (6)  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of the dates presented:

	December 31,

	2002	2001	2000

Cable distribution systems	$1,005,450	$883,965	$744,132
Land, buildings and leasehold improvements	74,444	64,518	47,458
Vehicles and equipment	71,183	32,324	5,459

	1,151,077	980,807	797,049
Less: accumulated depreciation	(233,224)	(204,242)	(148,268)

	$917,853	$776,565	$648,781

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s upgrade program, could materially affect future depreciation expense. For the years ended December 31, 2002, 2001 and 2000, depreciation expense was $140 million, $183 million and $128 million, respectively.

(7) FRANCHISES

On January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Company had an independent appraiser perform valuations of its franchises as of January 1, 2002. Based on the guidance prescribed in Emerging Issues Task Force (EITF) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises were aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clusters of the Company’s cable systems, which management believes represents the highest and best use of those assets. Fair value was determined based on estimated discounted future cash flows using reasonable and appropriate assumptions that are consistent with internal forecasts. As a result, the Company determined that franchises were impaired and recorded the cumulative effect of a change in accounting principle of $417 million. The effect of adoption was to increase net loss by $417 million. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption.

The Company performed its annual impairment assessment on October 1, 2002 using an independent third-party appraiser and following the guidance of EITF Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, which was issued in October 2002 and requires the consideration of assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset. Revised earnings forecasts and the methodology required by SFAS No. 142 which excludes certain intangibles, led to recognition of a $845 million impairment in the fourth quarter of 2002.

The independent third-party appraiser’s valuation allocated value to customer relationships pursuant to the guidance in EITF 02-17. In the Company’s original purchase accounting, the Company did not separately identify customer relationships as an intangible asset. SFAS No. 142 does not permit the recognition of the customer relationship asset not previously recognized. Accordingly, the analysis of the impairment could not include approximately $324 million attributable to customer relationship values as of January 1, 2002. There was no impact of separately identifying customer relationships in the October 1, 2002 valuation.

In determining whether its franchises have an indefinite life, the Company considered the exclusivity of the franchise, its expected costs of franchise renewals, and the technological state of the associated cable systems with a view to whether or not the Company is in compliance with any technology upgrading requirements. Certain

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

franchises did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These franchise costs will be amortized on a straight-line basis over 10 years.

     The effect of the adoption of SFAS No. 142 as of December 31, 2002 and 2001 is presented in the following table:

	December 31, 2002			December 31, 2001			December 31, 2000

	Gross		Net	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount

Franchise with indefinite lives	$2,568,685	$462,879	$2,105,806	$3,831,722	$462,879	$3,368,843	$4,361,806	$266,099	$4,095,707
Franchises with finite lives	$25,928	$5,441	$20,487	$25,837	$3,173	$22,664	$25,837	$1,451	$24,386

Franchise amortization expense for the year ended December 31, 2002 was $2 million, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. For each of the next five years, amortization expense relating to these franchises is expected to be approximately $2 million. Franchise amortization expense for the years ended December 31, 2001 and 2000 was $255 million and $261 million, respectively.

As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. A reconciliation of net loss for the year ended December 31, 2002, 2001 and 2000, as if SFAS No. 142 had been adopted as of January 1, 2000, is presented below:

	Year Ended December 31,

	2002	2001	2000

Net loss:
Reported net loss	$(1,271,524)	$(345,396)	$(307,501)
Add back: amortization of indefinite-lived franchises	—	253,057	260,029

Adjusted net loss	$(1,271,524)	$(92,339)	$(47,472)

(8) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of December 31, 2002, 2001 and 2000:

	December 31,

	2002	2001	2000

Accounts payable	$34,993	$30,997	$51,476
Capital expenditures	13,306	24,361	35,699
Accrued interest	11,244	14,004	37,065
Programming costs	63,873	55,214	51,019
Accrued general and administrative	18,566	25,452	16,168
State sales tax	8,672	5,361	2,105
Other accrued expenses	27,907	34,227	49,702

	$178,561	$189,616	$243,234

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

(9) LONG-TERM DEBT

The Company has outstanding the following borrowings on long-term debt arrangements as of the dates presented:

	December 31,

	2002	2001	2000

Avalon credit facilities	$—	$—	$213,000
CC VIII Operating credit facilities	1,166,000	1,082,000	712,000
CC V Holdings senior discount notes	179,750	179,750	179,750
Other	1,004	1,313	1,551

	1,346,754	1,263,063	1,106,301
Less: unamortized net discount	(16,910)	(33,458)	(48,077)

	$1,329,844	$1,229,605	$1,058,224

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

CC VIII Operating Credit Facilities

The CC VIII Operating credit facilities provide for borrowings of up to $1.49 billion as of December 31, 2002. The CC VIII Operating credit facilities provide for three term facilities: two Term A facilities with a reduced current aggregate principal amount of $450 million, that continues reducing quarterly until they reach maturity in June 2007, and a Term B facility with a principal amount of $495 million, that continues reducing quarterly until it reaches maturity in February 2008. The CC VIII Operating credit facilities also provide for two reducing revolving credit facilities, in the current aggregate amount of $547 million, which reduce quarterly beginning in March 2002 and September 2005, respectively, with maturity dates in June 2007. At the option of the lenders, supplemental facilities in the amount of $300 million may be available. Amounts under the CC VIII Operating credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans (4.54% to 2.89% as of December 31, 2002) and up to 1.75% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% is payable on the unborrowed balance of the revolving credit facilities. As of December 31, 2002, outstanding borrowings were $1.2 billion, and unused total potential availability was $326 million, all of which would have been available based on our financial covenants as of December 31, 2002.

The CC VIII Operating credit facilities contain representations and warranties, affirmative and negative covenants similar to those described below with respect to the indenture governing our public notes, information requirements, events of default and financial covenants. The financial covenants, which are generally tested on a quarterly basis, measure performance against standards set for leverage, debt service coverage, and operating cash flow coverage of cash interest expense. Additionally, the credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including when significant amounts of assets are sold and the proceeds are not reinvested in assets useful in the business of the borrower within the applicable time requirement.

CC V Holdings Senior Discount Notes

Charter Holdco acquired the Company in November 1999 and assumed the Company’s outstanding 11.875% senior discount notes due 2008 with an accreted value of $123 million and $150 million in principal amount of 9.375% senior subordinated notes due 2008. After December 1, 2003, cash interest on the Company’s 11.875% notes will be payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2004. In addition, a principal payment of approximately $66 million is due on December 1, 2003.

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

In January 2000, through change of control offers and purchases in the open market, the Company repurchased all of the $150 million aggregate principal amount of the CC V Holdings 9.375% notes. Contemporaneously, the Company completed change of control offers in which it repurchased $16 million aggregate principal amount at maturity of the 11.875% senior discount notes. As of December 31, 2002 and 2001, the 11.875% senior discount notes with an aggregate principal amount of $180 million at maturity remained outstanding with an accreted value of $163 million and $146 million, respectively.

The indenture governing the 11.875% notes require issuers of the debt and/or their subsidiaries to comply with various covenants, including substantial limitations on, or prohibitions of distributions, additional indebtedness, liens, asset sales and certain other items.

Based upon outstanding indebtedness as of December 31, 2002, the amortization of term loans, scheduled reductions in available borrowings of the revolving credit facilities, and the maturity dates for all senior and subordinated notes and debentures, aggregate future principal payments on the total borrowings under all debt agreements as of December 31, 2002, are as follows:

Year	Amount

2003	$146,970
2004	80,504
2005	105,000
2006	190,277
2007	240,723
Thereafter	583,280

$1,346,754

For the amounts of debt scheduled to mature during 2003, it is management’s intent to fund the repayments from borrowings on the Company’s revolving credit facility. The accompanying consolidated balance sheets reflect this intent by presenting all debt balances as long-term while the table above reflects actual debt maturities as of the stated date.

(10) COMPREHENSIVE LOSS

The Company reports changes in fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in accumulated other comprehensive loss. Comprehensive loss for the years ended December 31, 2002, 2001 and 2000, was $1.3 billion, $346 million and $308 million, respectively.

(11) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements), as required under the terms of its credit facilities. The Company’s policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals through 2007, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit the Company’s exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

Effective January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The Company’s interest rate agreements are recorded in the consolidated balance sheet at December 31, 2002 and 2001 as either an asset or liability measured at fair value. The Company recorded no expense in connection with the adoption of SFAS No. 133 for the year ended December 31, 2001.

The Company has certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those that effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the years ended December 31, 2002 and 2001, other expense includes $0.9 million and $0 of losses, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedge obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. For the years ended December 31, 2002 and 2001, included in accumulated other comprehensive loss was a loss of $16 million and a gain of $4 million, respectively, related to derivative instruments designated as cash flow hedges. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, the Company believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as loss on interest rate agreements. For the years ended December 31, 2002 and 2001, the Company recorded other expense of $35 million and $8 million, respectively, for interest rate derivative instruments not designated as hedges.

As of December 31, 2002, 2001 and 2000, the Company had outstanding $700 million, $700 million and $0 million, respectively, in notional amounts of interest rate swaps. Additionally, at December 31, 2000, the Company had outstanding $15 million in notional amounts of collar agreements. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has estimated the fair value of its financial instruments as of December 31, 2002, 2001 and 2000 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments. The Company is exposed to market price risk volatility with respect to investments in publicly traded and privately held entities.

The fair value of interest rate agreements represents the estimated amount the Company would receive or pay upon termination of the agreements. Management believes that the sellers of the interest rate agreements will be able to meet their obligations under the agreements. In addition, some of the interest rate agreements are with certain of the participating banks under the Company’s credit facilities, thereby reducing the exposure to credit loss. The Company has policies regarding the financial stability and credit standing of major counterparties. Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the Company’s consolidated financial position or results of operations.

The estimated fair value of the Company’s notes, credit facilities and interest rate agreements at December 31, 2002, 2001 and 2000 are based on quoted market prices or a discounted cash flow analysis using the Company’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations.

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

A summary of the carrying value and fair value of the Company’s debt and related interest rate agreements at December 31, 2002, 2001 and 2000 is as follows:

	2002		2001		2000

	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value

Debt:
CC VIII Operating credit facilities	$1,166,000	$942,700	$1,082,000	$1,082,000	$712,000	$712,000
CC V Holdings senior discount notes	162,840	116,840	146,292	146,496	131,673	119,534
Avalon credit facilities	—	—	—	—	213,000	213,000
Loans payable-related parties	—	—	27,000	27,000	369,684	369,684
Other	1,004	1,004	1,313	1,313	1,551	1,551

	$1,329,844	$1,060,544	$1,256,605	$1,256,809	$1,427,908	$1,415,769

	2002			2001			2000

	Carrying	Notional	Fair	Carrying	Notional	Fair	Carrying	Notional	Fair
	Value	Amount	Value	Value	Amount	Value	Value	Amount	Value
Interest Rate Swap Agreement	$(55,069)	$700,000	$(55,069)	$(4,195)	$700,000	$(4,195)	$—	$—	$—
Interest Rate Collar Agreement	$—	$—	$—	$—	$—	$—	$—	$15,000	$—

The weighted average interest pay rate for the Company’s interest rate swap agreements was 6.94% and 6.6% at December 31, 2002 and 2001, respectively. The interest pay rate for the interest rate cap agreement was 9.0% at December 31, 2000.

(13) MINORITY INTEREST — RELATED PARTY

As part of the Bresnan acquisition in February 2000, CC VIII LLC (CC VIII), an indirect limited liability company subsidiary of Charter and the Company, issued Class A Preferred Membership Interests (collectively, the CC VIII Interest) with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, LLC now owned by Comcast Corporation (the Comcast Sellers). The CC VIII Interest is entitled to a 2% priority return on its initial capital amount and such priority return is entitled to preferential distributions from available cash and upon liquidation of CC VIII. The CC VIII Interest generally does not share in the profits and losses of CC VIII at present. The Comcast Sellers have the right at their option to exchange the CC VIII Interest for shares of Charter Class A common stock. Charter does not have the right to force such an exchange. In connection with the Bresnan acquisition, Mr. Allen granted the Comcast Sellers the right to sell to Mr. Allen the CC VIII Interest (or any Charter Class A common stock that the Comcast Sellers would receive if they exercised their exchange right) for approximately $630 million plus 4.5% interest annually from February 2000 (the Comcast Put Right). In April 2002, in accordance with such put agreement, the Comcast Sellers notified Mr. Allen of their exercise of the Comcast Put Right in full, and the parties agreed to consummate the sale in April 2003, although the parties also agreed to negotiate in good faith possible alternatives to the closing. On April 9, 2003, the parties agreed to extend the closing for up to thirty days. If the sale to Mr. Allen is consummated, Mr. Allen would become the holder of the CC VIII Interest (or, if previously exchanged by the current holders, any Charter Class A common stock issued to the current holders upon such exchange). If the CC VIII Interest is transferred to Mr. Allen, then, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter would be allocated his pro rata share (based on number of membership interests outstanding) of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen would not be entitled to any priority distributions (except with respect to the 2% priority return, as to which such priority would continue), and Mr. Allen’s share of any remaining distributions in liquidation would be equal to the initial capital account of the Comcast Sellers of approximately $630 million, increased or decreased by Mr. Allen’s pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after the date of the transfer of the CC VIII Interest to Mr. Allen.

An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII Interest following consummation of the Comcast Put Right. The board of directors of Charter has formed a Special Committee comprised of Messrs. John Tory, Larry Wangberg and Ronald Nelson to investigate and take any other appropriate action on behalf of Charter with respect to this matter. Specifically, the Special Committee is considering whether it should be the position of Charter that Mr. Allen should

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

be required to contribute the CC VIII Interest to Charter Holdco in exchange for Charter Holdco membership units, immediately after his acquisition of the CC VIII Interest upon consummation of the Comcast Put Right. To the extent it is ultimately determined that Mr. Allen must contribute the CC VIII Interest to Charter Holdco following consummation of the Comcast Put Right, the Special Committee may also consider what additional steps, if any, should be taken with respect to the further disposition of the CC VIII Interest by Charter Holdco. If necessary, following the completion of the Special Committee’s investigation of the facts and circumstances relating to this matter, the Special Committee and Mr. Allen have agreed to a non-binding mediation process to resolve any dispute relating to this matter as soon as practicable, but without any prejudice to any rights of the parties if such dispute is not resolved as part of the mediation.

(14) REVENUES

Revenues consist of the following for the periods presented:

	Year Ended December 31,

	2002	2001	2000

Analog video programming	$414,466	$384,045	$392,965
Digital video programming	44,976	30,683	12,187
High-speed data	60,964	29,099	11,909
Advertising sales	35,411	27,890	22,024
Other	47,932	40,507	45,987

	$603,749	$512,224	$485,072

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

(15) OPERATING EXPENSES

Operating expenses consist of the following for the periods presented:

	Year Ended December 31,

	2002	2001	2000

Analog video programming	$135,176	$121,504	$118,650
Digital video programming	14,639	11,732	5,569
High-speed data	11,722	9,256	4,801
Advertising sales	10,822	9,534	8,985
Service costs	49,570	42,565	45,081

	$221,929	$194,591	$183,086

(16) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist of the following for the periods presented:

	Year Ended December 31,

	2002	2001	2000

General and administrative	$102,841	$91,215	$80,279
Marketing	24,196	25,648	15,831

	$127,037	$116,863	$96,110

(17) SPECIAL CHARGES

In the fourth quarter of 2002, the Company recorded a special charge of $3 million for severance costs associated with its workforce reduction program and the consolidation of its operations, elimination of redundant practices and streamlining its management structure. The Company intends to terminate approximately 138 employees, of which 19 employees were terminated in the fourth quarter of 2002. As of December 31, 2002, a liability of approximately $3 million is recorded on the accompanying consolidated balance sheet related to the realignment activities.

During the year ended December 31, 2001, the Company recorded $1 million in special charges, which represent costs associated with the transition of data customers from the Excite@Home Internet service to the Charter Pipeline Internet service.

(18) INCOME TAXES

The Company is a single member limited liability company not subject to income tax. The Company holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are not subject to income tax. However, certain of the Company’s indirect subsidiaries are corporations and are subject to income tax.

For the years ended December 31, 2002, 2001 and 2000, the Company recorded deferred income tax benefits for its indirect corporate subsidiaries, as shown below. The income tax benefits are realized through reductions in their deferred income tax liabilities of these indirect corporate subsidiaries.

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Current and deferred income tax expense (benefit) is as follows:

	December 31,

	2002	2001	2000

Current expense:
Federal income taxes	$—	$—	$—
State income taxes	1,650	—	—

Current income tax expense	1,650	—	—

Deferred benefit:
Federal income taxes	(17,305)	(3,847)	1,855
State income taxes	(2,472)	(550)	265

Deferred income tax benefit	(19,777)	(4,397)	2,120

Total income tax benefit	$(18,127)	$(4,397)	$2,120

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35%, and an average state income tax rate of 5% for the years ended December 31, 2002, 2001 and 2000 as follows:

	December 31,

	2002	2001	2000

Statutory federal income taxes	$(300,749)	$(117,938)	$(103,020)
State income taxes, net of federal benefit	(42,964)	(16,848)	(14,717)
Losses allocated to limited liability companies not subject to income taxes	325,586	130,389	119,857

Income tax expense (benefit)	$(18,127)	$(4,397)	$2,120

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002, 2001 and 2000 for the indirect corporate subsidiaries of the Company are presented below:

	December 31,

	2002	2001	2000

Deferred tax assets:
Net operating loss carryforward	$1,599	$1,033	$707
Other	253	448	397

Total gross deferred tax assets	1,852	1,481	1,104
Less: valuation allowance	(336)	(336)	(336)

Net deferred tax assets	$1,516	$1,145	$768

Deferred tax liabilities:
Property, plant & equipment	$(2,601)	$(2,847)	$(1,972)
Franchises	(17,131)	(36,291)	(41,186)

Total gross deferred liabilities	(19,732)	(39,138)	(43,158)

Net deferred tax liabilities	$(18,216)	$(37,993)	$(42,390)

As of December 31, 2002, the Company has deferred tax assets of $1.9 million, which primarily relate to tax net operating loss carryforwards of certain of its indirect corporate subsidiaries. These tax net operating loss carryforwards (generally expiring in years 2019 through 2022) of $1.6 million, are subject to separate return limitations. Valuation allowances of $336,000 exist with respect to these carryforwards as of December 31, 2002, 2001 and 2000.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that the deferred tax assets will be realized prior to the expiration of the tax net operating loss carryforwards in 2019 through 2022, except for those tax net operating loss carryforwards that may be subject to certain limitations. Because of the uncertainty associated in realizing the deferred tax assets associated with the potentially limited tax net operating loss carryforwards, valuation allowances have been established except for deferred tax assets available to offset deferred tax liabilities.

Charter is currently under examination by the Internal Revenue Service for the tax years ending December 31, 1999 and 2000. Management does not expect the results of this examination to have a material adverse effect on the Company’s financial position or results of operations.

(19) RELATED PARTY TRANSACTIONS

The following sets forth certain transactions in which the Company and the directors, executive officers and affiliates of Charter are involved. Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

Charter Communications Holding Company (Charter Holdco) and Charter, both entities controlled by Paul G. Allen, provide management services to the Company including centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims. Certain costs for these services are billed and charged directly to the Company and are included within operating costs. These costs are allocated based on the number of analog customers. Such costs totaled $20 million, $14 million and $7 million for the years ended December 31, 2002, 2001 and 2000, respectively. All other costs incurred by Charter Holdco and Charter on behalf of the Company are considered a part of the management fee. Management fees are stipulated in the management agreements between

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Charter Holdco, Charter and the Company. To the extent management fees charged to the Company are greater (less) than the corporate expenses incurred by Charter Holdco and Charter, the Company records distributions to (capital contributions from) Charter Holdco and Charter. For the years ended December 31, 2002 and 2001, the management fee charged to the Company approximated the corporate expenses incurred by Charter Holdco and Charter on behalf of the Company. The Company’s credit facilities prohibit payments of management fees in excess of 3.5% of revenues until repayment of the outstanding indebtedness. Any amount in excess of 3.5% of revenue owed to Charter Holdco or Charter based on the management agreement would be recorded as deferred management fees-related parties. Management believes that costs incurred by Charter Holdco and Charter on the Company’s behalf and included in the accompanying consolidated financial statements are not materially different than costs the Company would have incurred as a stand-alone entity.

The Company pays costs on behalf of Charter Holdco and Charter. These costs are reimbursed by Charter Holdco and Charter and are recorded as receivables from related parties in the accompanying consolidated financial statements.

During the years ended December 31, 2002, 2001 and 2000, the Company distributed $50 million, $31 and $16 million, respectively, to Charter Holdings that was used by Charter Holdings to meet its interest obligations related to the Charter Holdings notes.

Mr. Allen, the controlling shareholder of Charter, and a number of his affiliates have interests in various entities that provide services or programming to the Company’s subsidiaries. Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, the Company may not, and may not allow its subsidiaries to, engage in any business transaction outside the cable transmission business except for certain existing approved investments. Should Charter, the Company or their subsidiaries wish to pursue, or allow their subsidiaries to pursue, a business transaction outside of this scope, it must first offer Mr. Allen the opportunity to pursue the particular business transaction. If he decides not to pursue the business transaction and consents to Charter, the Company or their subsidiaries to engage in the business transaction, they will be able to do so. The cable transmission business means the business of transmitting video, audio, including telephony, and data over cable television systems owned, operated or managed by Charter, the Company or their subsidiaries from time to time.

Mr. Allen or his affiliates own equity interests or warrants to purchase equity interests in various entities with which the Company does business or which provides it with products, services or programming. Among these entities are TechTV Inc. (TechTV), Oxygen Media Corporation (Oxygen Media), Digeo, Inc., Click2learn, Inc. and Microsoft Corporation. In addition, Mr. Allen and Mr. William Savoy were directors of USA Networks, Inc. (USA Networks), who operates the USA Network, The Sci-Fi Channel, Trio, World News International and Home Shopping Network, owning approximately 5% and less than 1%, respectively, of the common stock USA Networks. In 2002, Mr. Allen and Mr. Savoy sold their common stock and are no longer directors of the USA Network. Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated (Vulcan Ventures) and Vulcan Inc. and is the president of Vulcan Ventures. Mr. Savoy is also a vice president and a director of Vulcan Ventures. The various cable, media, Internet and telephony companies in which Mr. Allen has invested may mutually benefit one another. The agreements governing the Company’s relationship with Digeo, Inc. are an example of a cooperative business relationship among Mr. Allen’s affiliated companies. The Company can give no assurance that any of these business relationships will be successful, that the Company will realize any benefits from these relationships or that the Company will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

Mr. Allen and his affiliates have made, and in the future likely will make, numerous investments outside of Charter, the Company and their business. The Company cannot assure that, in the event that the Company or any of its subsidiaries enter into transactions in the future with any affiliate of Mr. Allen, such transactions will be on terms as favorable to the Company as terms it might have obtained from an unrelated third party. Also, conflicts could arise with respect to the allocation of corporate opportunities between the Company and Mr. Allen and his affiliates. The Company has not instituted any formal plan or arrangement to address potential conflicts of interest.

High Speed Access Corp. (High Speed Access) has been a provider of high-speed Internet access services over cable modems. During the period from 1997 to 2000, certain Charter entities entered into Internet-access related service agreements, and both Vulcan Ventures, an entity controlled by Mr. Allen, and certain of Charter’s subsidiaries made equity investments in High Speed Access.

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

On February 28, 2002, Charter’s subsidiary and an affiliate to the Company, CC Systems, purchased from High Speed Access the contracts and associated assets, and assumed related liabilities, that served the Company’s customers, including a customer contact center, network operations center and provisioning software. Immediately prior to asset purchase, Vulcan Ventures beneficially owned approximately 37%, and Charter beneficially owned approximately 13%, of the common stock of High Speed Access (including the shares of common stock which could be acquired upon conversion of the Series D preferred stock, and upon exercise of the warrants, owned by Charter Holdco). Following the consummation of the asset purchase, neither Vulcan Ventures, Charter, the Company nor any of its subsidiaries beneficially own any securities of, or are otherwise affiliated with, High Speed Access.

The Company receives or will receive programming for broadcast via its cable systems from TechTV, USA Networks, and Oxygen Media. The Company pays a fee for the programming service generally based on the number of customers receiving the service. Such fees for the years ended December 31, 2002 and 2001 were each less than 2% of total operating expenses. In addition, the Company receives commissions from USA Networks for home shopping sales generated by its customers. Such revenues for the years ended December 31, 2002 and 2001 were less than 1% of total revenues.

The Company purchases certain equipment for use in the Company’s business from ADC Telecommunications, which provides broadband access and network equipment. Mr. Wangberg, a director for Charter, serves as a director for ADC Telecommunications. Such fees for the years ended December 31, 2002, 2001 and 2000 were each less than 1% of total operating expenses under this arrangement.

On January 10, 2003, Charter signed an agreement to carry two around-the-clock, high-definition networks, HDNet and HDNet Movies. The Company believes that entities controlled by Mr. Mark Cuban, co-founder and president of HDNet, owns 96.9% of HDNet and HDNet Movies as of December 31, 2002. As of December 31, 2002, Mr. Cuban owns approximately 5.3% equity interest in Charter.

As part of the Bresnan acquisition in February 2000, CC VIII, an indirect limited liability company subsidiary of Charter and the Company, issued the CC VIII Interest to the Comcast Sellers. The CC VIII Interest is entitled to a 2% priority return on its initial capital amount and such priority return is entitled to preferential distributions from available cash and upon liquidation of CC VIII. The CC VIII Interest generally does not share in the profits and losses of CC VIII at present. The Comcast Sellers have the right at their option to exchange the CC VIII Interest for shares of Charter Class A common stock. Charter does not have the right to force such an exchange. In connection with the Bresnan acquisition, Mr. Allen granted the Comcast Sellers the right to sell to Mr. Allen the CC VIII Interest (or any Charter Class A common stock that the Comcast Sellers would receive if they exercised their exchange right) for approximately $630 million plus 4.5% interest annually from February 2000. In April 2002, in accordance with such put agreement, the Comcast Sellers notified Mr. Allen of their exercise of the Comcast Put Right in full, and the parties agreed to consummate the sale in April 2003, although the parties also agreed to negotiate in good faith possible alternatives to the closing. On April 9, 2003, the parties agreed to extend the closing for up to thirty days. If the sale to Mr. Allen is consummated, Mr. Allen would become the holder of the CC VIII Interest (or, if previously exchanged by the current holders, any Charter Class A common stock issued to the current holders upon such exchange). If the CC VIII Interest is transferred to Mr. Allen, then, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter would be allocated his pro rata share (based on number of membership interests outstanding) of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen would not be entitled to any priority distributions (except with respect to the 2% priority return, as to which such priority would continue), and Mr. Allen’s share of any remaining distributions in liquidation would be equal to the initial capital account of the Comcast Sellers of approximately $630 million, increased or decreased by Mr. Allen’s pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after the date of the transfer of the CC VIII Interest to Mr. Allen.

An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII Interest following consummation of the Comcast Put Right. Charter’s Board of Directors has formed a Special Committee comprised of Messrs. Tory, Wangberg and Nelson to investigate and take any other appropriate action on behalf of Charter with respect to this matter. Specifically, the Special Committee is considering whether it should be the position of Charter that Mr. Allen should be required to contribute the CC VIII Interest to Charter Holdco in exchange for Charter Holdco membership units, immediately after his acquisition of the CC VIII Interest upon consummation of the Comcast Put Right. To the extent it is ultimately determined that Mr. Allen must contribute the CC VIII Interest to Charter Holdco allowing

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

consummation of the Comcast Put Right, the Special Committee may also consider what additional steps, if any, should be taken with respect to the further disposition of the CC VIII Interest by Charter Holdco.

(20) COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2002, 2001 and 2000, were $3 million, $2 million and $2 million respectively. As of December 31, 2002, future minimum lease payments are as follows:

Year	Amount

2003	$1,740
2004	1,546
2005	1,375
2006	751
2007	458
Thereafter	1,289

The Company also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for each of the years ended December 31, 2002, 2001 and 2000, was $3 million. The Company pays programming fees under multi-year contracts ranging from three to six years typically based on a flat fee per customer. The Company paid programming costs of $148 million, $130 million and $123 million of programming fees for the years ended December 31, 2002, 2001 and 2000, respectively.

Litigation

In connection with the Company’s acquisition of Mercom, Inc., former Mercom shareholders holding 731,894 Mercom common shares (approximately 15.3% of all outstanding Mercom common shares) gave notice of their election to exercise appraisal rights as provided by Delaware law. On July 2, 1999, former Mercom shareholders holding approximately 535,500 shares of Mercom common stock filed a petition for appraisal of stock in the Delaware Chancery Court.

This dispute arises from the March 1999 merger of Mercom, Inc. and Avalon Cable of Michigan, Inc. In connection with the cash-out merger, the minority holders of Mercom common stock had the right to receive $12 per share in cash.

Petitioners filed suit in Delaware Chancery Court to receive fair value for their shares of Mercom common stock, plus interest and all costs of the proceeding, including attorneys’ fees and expenses. On October 11, 2002, the parties agreed to a settlement of these actions wherein the Company has paid the appraisal shareholders $10 million in total (including statutorily mandated interest) to resolve all outstanding disputes.

Fourteen putative federal class action lawsuits (the “Federal Class Actions”) have been filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. We anticipate that the lead plaintiff will

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

file a single consolidated amended complaint shortly. No response from Charter will be due until after this consolidated amended complaint is filed.

On September 12, 2002, a shareholders derivative suit (the “State Derivative Action”) was filed in Missouri state court against Charter and its current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the “Federal Derivative Action”), was filed against Charter and its current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on the Charter’s behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter at an unfair price. The lawsuits were brought on behalf of Charter’s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such proposed transaction by Mr. Allen has been presented.

The lawsuits discussed above are each in preliminary stages and no dispositive motions or other responses to any of the complaints have been filed. No reserves have been established for those matters because the Company believes they are either not estimable or not probable. Charter intends to vigorously defend the lawsuits.

In August of 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, refunds that Charter sought from programmers and its reporting of amounts received from digital set-top terminal suppliers for advertising. Charter has been advised by the U.S. Attorney’s Office that no member of the Board of Directors, including its Chief Executive Officer, is a target of the investigation. Charter is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission (SEC). The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document subpoenas. The investigation and subpoenas generally concern Charter’s prior reports with respect to its determination of the number of customers, and various of its other accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter is actively cooperating with the SEC Staff.

Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on Charter’s results of operations and financial condition.

Charter is generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of its Bylaws and (where applicable) such individual defendants’ employment agreements. Pursuant to the terms of certain employment agreements and in accordance with the Bylaws of Charter, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, Charter’s current directors and its current and former officers have been advanced certain costs and expenses incurred in connection with their defense. Certain of the individual defendants also serve or have served as officers and directors of the Company. The limited liability company agreement of CC V Holdings and its LLC subsidiaries, and the bylaws of its corporate subsidiaries, may require each such entity to indemnify Charter in connection with the matters set forth above.

In addition to the matters set forth above, the Company is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Charter has directors’ and officers’ liability insurance coverage that it believes is available for these matters, subject to the terms, conditions and limitations of the respective policies.

Regulation in the Cable Industry

The operation of a cable system is extensively regulated by the Federal Communications Commission (FCC), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

The 1996 Telecom Act required the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company’s operations.

The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. During 2001 and 2000, the amounts refunded by the Company have been insignificant. The Company may be required to refund additional amounts in the future.

(21) EMPLOYEE BENEFIT PLAN

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan (Employees that qualify for participation in the Charter Plan can contribute up to 15% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matches 50% of the first 5% of participant contributions. The Company made contributions to the 401(k) Plan totaling $0.9 million, $1 million and $0.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(22) OPTION PLANS

Eligible employees of the Company participate in the 1999 Option Plan of Charter Communications Holding Company (the “1999 Plan”) and the 2001 Stock Incentive Plan of Charter Communications, Inc. (the “2001 Plan”). The 1999 Plan provided for the grant of options to purchase membership units in Charter Holdco to current and prospective employees and consultants of the Company. Membership units received upon exercise of any options are immediately exchanged for shares of Class A common stock of Charter on a one-for-one basis. Options granted generally vest over five years from the grant date, with 25% vesting 15 months after the anniversary of the grant date and ratably thereafter. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period, but not later than ten years from the date of grant. Membership units received upon exercise of the options are automatically exchanged into Class A common stock of Charter on a one-for-one basis.

The 2001 Plan provides for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (not to exceed 3,000,000), as each term is defined in the 2001 Plan. Employees, officers, consultants and directors of the Company and its subsidiaries and affiliates are eligible to receive grants under the 2001 Plan. Options granted generally vest over four years from the grant date, with 25% vesting on the anniversary of the grant date and ratably thereafter. Generally, options expire 10 years from the grant date.

Together, the plans allow for the issuance of up to an aggregate of 90,000,000 shares of Charter Class A common stock (or units convertible into Charter Class A common stock). In 2001, any shares covered by options that terminated under the 1999 Plan were transferred to the 2001 Plan, and no new options were granted under the 1999 Plan.

The Company used the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25,

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

“Accounting for Stock Issued to Employees,” to account for the option plans. Accordingly, no compensation expense was recorded for the years ended December 31, 2002, 2001 and 2000.

The Company has historically accounted for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 using the prospective method under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Adoption of these provisions will result in utilizing a preferable accounting method as the consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 148, the fair value method will be applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25, unless they are modified or settled in cash. Management believes the adoption of these provisions will not have a material impact on the consolidated results of operations or financial position of the Company. The ongoing effect on consolidated results of operations or financial position will be dependent upon future stock based compensation awards granted by the Company.

(23) RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company’s financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company will adopt SFAS No. 145 beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on the consolidated financial statements of the Company.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the consolidated financial statements of the Company.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted SFAS No. 148 beginning January 1, 2003. On January 1, 2003, the Company also adopted SFAS No. 123, “Accounting for Stock-Based Compensation” on the prospective method under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date.