Form 10-Q
period 2003-06-30
CC V HOLDINGS LLC; CC V HOLDINGS FINANCE INC
filed 2003-08-12
CIK 1082692, 1082699

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  --------------
                                    FORM 10-Q
                                  --------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From             to             .
                                             ----------      ----------

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

Indicate by check mark whether the registrants are accelerated filers (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

    All of the issued and outstanding shares of capital stock of CC V Holdings Finance, Inc. are held by CC V Holdings, LLC. All of the limited liability company membership interests of CC V Holdings, LLC are held by CCO NR Holdings, LLC, an indirect subsidiary of Charter Communications Holdings, LLC which is a reporting company under the Exchange Act. There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

*CC V Holdings, LLC and CC V Holdings Finance, Inc. meet the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format.

================================================================================

                               CC V HOLDINGS, LLC
                           CC V HOLDINGS FINANCE, INC.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
Part I.     FINANCIAL INFORMATION

            Item 1. Financial Statements - CC V Holdings, LLC and Subsidiaries    4
            Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                        16
            Item 3. Quantitative and Qualitative Disclosures About Market Risk   30
            Item 4. Controls and Procedures                                      30

Part II.    OTHER INFORMATION

            Item 1. Legal Proceedings                                            32
            Item 6. Exhibits and Reports on Form 8-K                             32

SIGNATURES                                                                       33
EXHIBIT INDEX                                                                    34

Note: Separate financial statements of CC V Holdings Finance, Inc. have not been presented as this entity had no operations and substantially no assets or equity during the periods reported. Accordingly, management has determined that such financial statements are not material.

                                 -------------

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") in this Quarterly Report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Certain Trends and Uncertainties" under Part I, Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") in this Quarterly Report. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated" and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in this Quarterly Report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or the "SEC", and include, but are not limited to:

         o our ability to sustain and grow revenues and cash flows from operating activities by offering video and data services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

         o our and our subsidiary's ability to comply with all covenants in our indenture and our subsidiary's credit facilities, any violation of which would result in a violation of the indenture or the applicable facility and could trigger a default of other obligations under cross default provisions;

         o availability of funds to meet interest payment obligations under our debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

         o any adverse consequences arising out of our prior restatement of the financial statements described herein;

         o the results of the pending grand jury investigation by the United States Attorney's Office for the Eastern District of Missouri, the pending SEC Division of Enforcement investigation and the putative class action and derivative shareholders litigation against Charter Communications, Inc., our indirect parent;

         o our ability to obtain programming at reasonable prices or pass cost increases on to our customers;

         o        general business conditions, economic uncertainty or slowdown;
                  and

         o the effects of governmental regulation, including but not limited to local franchise taxing authorities, on our business.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We undertake no duty or obligation to update any of the forward-looking statements after the date of this Quarterly Report.

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------
                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                 JUNE 30,     DECEMBER 31,
                                                                                   2003          2002
                                                                                ----------   -------------
                                                                               (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                    $   17,592   $      50,069
   Accounts receivable, less allowance for doubtful accounts of $2,025 and
     $1,949, respectively                                                            7,283           9,637
   Prepaid expenses and other current assets                                           828           1,549
                                                                                ----------   -------------

           Total current assets                                                     25,703          61,255
                                                                                ----------   -------------

INVESTMENT IN CABLE PROPERTIES:
   Property, plant and equipment, net of accumulated depreciation of $313,008
     and $233,224, respectively                                                    861,521         917,853
   Franchises, net of accumulated amortization of $469,458 and $468,320,
     respectively                                                                2,125,155       2,126,293
                                                                                ----------   -------------

           Total investment in cable properties, net                             2,986,676       3,044,146
                                                                                ----------   -------------

OTHER ASSETS                                                                         7,459           8,311
                                                                                ----------   -------------

           Total assets                                                         $3,019,838   $   3,113,712
                                                                                ==========   =============

                        LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                        $  148,070   $     178,561
   Payables to manager of cable systems - related parties                           10,552          36,281
                                                                                ----------   -------------

           Total current liabilities                                               158,622         214,842
                                                                                ----------   -------------

LONG-TERM DEBT                                                                   1,293,359       1,329,844

OTHER LONG-TERM LIABILITIES                                                        104,276          98,518

MINORITY INTEREST                                                                  674,585         667,961

MEMBER'S EQUITY                                                                    788,996         802,547
                                                                                ----------   -------------

           Total liabilities and member's equity                                $3,019,838   $   3,113,712
                                                                                ==========   =============

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
                                                                 --------------------------    --------------------------
                                                                     2003           2002          2003           2002
                                                                 -----------    -----------    -----------    -----------
                                                                                 (RESTATED)                   (RESTATED)
REVENUES                                                         $   168,391    $   149,689    $   327,339    $   288,005
                                                                 -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
   Operating (excluding depreciation and amortization and
      other items listed below)                                       63,683         57,224        125,158        110,963
   Selling, general and administrative                                30,301         32,456         61,677         61,562
   Depreciation and amortization                                      42,657         34,580         87,640         67,637
   Option compensation expense, net                                       10             --             10             --
   Special charges, net                                                  812             --            163             --
                                                                 -----------    -----------    -----------    -----------

                                                                     137,463        124,260        274,648        240,162
                                                                 -----------    -----------    -----------    -----------

       Income from operations                                         30,928         25,429         52,691         47,843
                                                                 -----------    -----------    -----------    -----------

OTHER EXPENSE:
   Interest expense, net                                             (21,689)       (21,278)       (46,338)       (42,687)
   Other, net                                                         (3,464)       (16,119)        (3,673)       (10,501)
                                                                 -----------    -----------    -----------    -----------

                                                                     (25,153)       (37,397)       (50,011)       (53,188)
                                                                 -----------    -----------    -----------    -----------

       Income (loss) before minority interest, income taxes
             and cumulative effect of accounting change                5,775        (11,968)         2,680         (5,345)

MINORITY INTEREST                                                     (3,330)        (3,266)        (6,624)        (6,495)
                                                                 -----------    -----------    -----------    -----------

       Income (loss) before income taxes and cumulative
             effect of accounting change                               2,445        (15,234)        (3,944)       (11,840)
                                                                 -----------    -----------    -----------    -----------

INCOME TAX BENEFIT (EXPENSE)                                            (433)         1,091           (860)         1,091
                                                                 -----------    -----------    -----------    -----------

   Income (loss) before cumulative effect of accounting change
                                                                       2,012        (14,143)        (4,804)       (10,749)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX                        --             --             --       (414,756)
                                                                 -----------    -----------    -----------    -----------

           Net income (loss)                                     $     2,012    $   (14,143)   $    (4,804)   $  (425,505)
                                                                 ===========    ===========    ===========    ===========

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                    --------------------------
                                                                                       2003           2002
                                                                                    -----------    -----------
                                                                                                    (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $    (4,804)   $  (425,505)
   Adjustments to reconcile net loss to net cash flows from operating activities:
     Depreciation and amortization                                                       87,640         67,637
     Minority interest                                                                    6,624          6,495
     Noncash interest expense                                                             9,809          8,765
     Loss on derivative instruments and hedging instruments                               3,695         10,519
     Deferred income taxes                                                                   --         (1,091)
     Stock compensation expense                                                              10             --
     Cumulative effect of accounting change                                                  --        414,756
   Changes in operating assets and liabilities, net of effects from acquisitions:
     Accounts receivable                                                                  2,353            348
     Prepaid expenses and other assets                                                      513          3,806
     Accounts payable, accrued expenses and other                                       (23,877)       (34,129)
     Payables to manager of cable systems - related party                               (29,715)        (8,155)
                                                                                    -----------    -----------

           Net cash flows from operating activities                                      52,248         43,446
                                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                           (22,806)      (115,939)
   Change in accounts payable and accrued expenses related to
     capital expenditures                                                               (10,432)       (12,320)
   Other                                                                                      3            (32)
                                                                                    -----------    -----------

           Net cash flows from investing activities                                     (33,235)      (128,291)
                                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of long-term debt                                                          45,000        182,000
   Repayments of long-term debt                                                         (89,480)      (169,418)
   Repayments to related party                                                               --        (27,000)
   Payment of deferred financing costs                                                       --         (3,704)
   Contributions from manager - related party                                                --        108,967
   Distributions to manager - related party                                              (6,000)        (6,000)
                                                                                    -----------    -----------

           Net cash flows from financing activities                                     (51,490)        84,845
                                                                                    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (32,477)            --

CASH AND CASH EQUIVALENTS, beginning of period                                           50,069             --
                                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                            $    17,592    $        --
                                                                                    ===========    ===========

CASH PAID FOR INTEREST                                                              $    34,824    $    34,304
                                                                                    ===========    ===========

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)


1.       ORGANIZATION

The accompanying consolidated financial statements of CC V Holdings, LLC include the accounts of CC V Holdings, LLC and all of its wholly-owned subsidiaries (collectively, the Company). In June and July of 2003, the Company was part of a reorganizational restructuring of its parent company. As part of reorganization, Charter Communications Holdings LLC (Charter Holdings), the Company's direct parent prior to reorganization, formed CCH II, LLC. Charter Holdings then contributed all of its equity interests in all of its subsidiaries (except Charter Communications Capital Corporation and Charter Communications Operating,
LLC), including the Company, to the newly-formed subsidiary (CCO NR Holdings,
LLC), and then contributed CCO NR Holdings, LLC to Charter Communications Operating, LLC. Charter Communications Operating, LLC was then contributed to a newly-formed parent (CCO Holdings, LLC), which was then contributed to CCH II, LLC. Thereafter, CCH I, LLC was formed as a new subsidiary of Charter Holdings, and Charter Holdings contributed its interest in CCH II, LLC to CCH I, LLC. These companies along with Charter Communications, Inc. (Charter), Charter Holdings' indirect parent and the Company's manager, are collectively referred to herein as the "Parent Companies".

As of June 30, 2003, the Company owns and operates cable systems serving approximately 933,800 customers. The Company owns and operates cable systems that provide a full range of video, data, telephony and other advanced broadband services. The Company also provides commercial high-speed data, video, telephony and Internet services and sells advertising and production services. The Company operates primarily in the states of Michigan, Minnesota and Wisconsin and in the New England area.

2.       RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report. The accompanying consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

Reclassifications

Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

3.       LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net income of $2 million and net loss of $5 million for the three and six months ended June 30, 2003, respectively, and has incurred net loss of $14 million and $426 million for the three and six months ended June 30, 2002, respectively. The Company's net cash flows from operating activities were $52 million and $43 million for the six months ended June 30, 2003 and 2002, respectively. In addition, the Company has historically required significant cash to fund capital expenditures and debt service costs. Historically, the Company has funded these requirements through cash flows from operating activities, borrowings under the credit facilities of the Company's subsidiary, equity contributions from Charter Holdings, borrowings from related parties and cash on hand. The mix of funding sources changes from period to period, but for the six months ended June 30, 2003, approximately 62% of the Company's capital funding requirements were from cash flows from operating activities and 38% was from cash on hand.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

The Company expects that cash on hand, cash flows from operating activities and the funds available under its subsidiary's credit facilities will be adequate to meet its 2003 cash needs. As of June 30, 2003, the Company held $18 million in cash and cash equivalents and it had total potential unused availability of $329 million under the CC VIII Operating credit facilities, $323 million of which was available based upon the Company's financial covenants at that time. However, continued access to these credit facilities is subject to certain restrictive covenants, portions of which are subject to the operating results of the Company's subsidiaries. The Company's 2003 operating plan anticipates maintaining compliance with these covenants. If the Company's actual operating results do not maintain compliance with these covenants, or if other events of noncompliance occur, funding under the credit facilities may not be available and defaults on some or potentially all debt obligations could occur. In order to improve the Company's ability to satisfy its leverage ratio covenants under its credit facilities, the Company's indirect parent, CCO Holdings, LLC, entered into a backup credit facility commitment with Vulcan Inc., which is an affiliate of Paul G. Allen, described in Note 6.

The Company's long-term financing structure as of June 30, 2003 includes $1.1 billion of credit facility debt and $172 million of high-yield debt. Approximately $106 million of this financing matures during 2003 and the Company expects to fund this through availability under its credit facilities. Note 6 discusses the Company's current availability and long-term obligations.

4.       RESTATEMENT OF CONSOLIDATED FINANCIAL RESULTS

As discussed in the Company's 2002 Form 10-K, the Company identified a series of adjustments that have resulted in the restatement of previously announced quarterly results for the first three quarters of fiscal 2002. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs; (iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; (vi) deferred tax liabilities/franchise assets; and
(vii) other adjustments. These adjustments have been reflected in the accompanying consolidated financial statements and reduced revenues for the three and six months ended June 30, 2002 by $2 million and $3 million, respectively. The Company's consolidated net loss decreased by $20 million and increased by $370 million for the three and six months ended June 30, 2002, respectively. In addition, as a result of certain of these adjustments, the Company's statement of cash flows for the six months ended June 30, 2002 has been restated. Cash flows from operating activities for the six months ended June 30, 2002 were increased by $2 million. The more significant categories of adjustments relate to the following as outlined below.

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenues by $2 million for each of the three and six months ended June 30, 2002, respectively. The corresponding amortization of such deferred amounts reduced programming expenses by $1 million and $3 million for the three and six months ended June 30, 2002, respectively.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenues of $351 and $661 for the three and six months ended June 30, 2002, respectively. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of the Company's rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $2 million for each of the three and six months ended June 30, 2002.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

as marketing expense in the period incurred and totaled $1 million and $3 million for the three and six months ended June 30, 2002. The Company discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, Charter initiated a three-year program to replace and upgrade a substantial portion of its network, which included a substantial portion of the Company's network. In connection with this plan, the Company assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that a portion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. The Company also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment reduced property, plant and equipment and increased franchise assets by $54 million. In addition, the depreciation period for the assets subject to replacement was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by $31 million and $44 million for the three and six months ended June 30, 2002, respectively.

Deferred Tax Liabilities/Franchise Assets. Adjustments were made to record deferred tax liabilities associated with the acquisition of various cable television businesses. These adjustments increased amounts assigned to franchise assets by $254 million with a corresponding increase in deferred tax liabilities of $39 million. The balance of the entry was recorded to member's equity. In addition, as described above, a correction was made to reduce amounts assigned in purchase accounting to assets identified for replacement over the three-year period of the Company's rebuild and upgrade of its network. This reduced the amount assigned to the network assets to be retained and increased the amount assigned to franchise assets by approximately $54 million with a resulting increase in amortization expense for the years restated. Such adjustments increased the cumulative effect of accounting change recorded upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002 by $93 million.

Other Adjustments. In addition to the items described above, other adjustments of expenses include certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net loss is an increase of $2 million and $3 million for the three and six months ended June 30, 2002, respectively.

The following tables summarize the effects of the adjustments on the consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2002.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30, 2002                      JUNE 30, 2002
                                                       ------------------------------      ---------------------------
                                                       AS PREVIOUSLY                       AS PREVIOUSLY
                                                          REPORTED          RESTATED         REPORTED        RESTATED
                                                       -------------        ---------      -------------     ---------
Revenue                                                $     152,121        $ 149,689      $     291,153     $ 288,005
Income from operations                                         7,314           25,429              3,487        47,843
Minority interest                                             (3,265)          (3,266)            (6,495)       (6,495)
Cumulative effect of accounting change, net of tax                --               --                 --      (414,756)
Net loss                                                     (33,986)         (14,143)           (55,499)     (425,505)

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  SIX MONTHS ENDED
                                                                                    JUNE 30, 2002
                                                                          --------------------------------
                                                                          AS PREVIOUSLY
                                                                            REPORTED             RESTATED
                                                                          --------------         ---------
     Net cash flows from operating activities                             $       41,043         $  43,446
     Net cash flows from investing activities                                   (125,888)         (128,291)
     Net cash flows from financing activities                                     84,845            84,845

5.  FRANCHISES

On January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Company had an independent appraiser perform valuations of its franchises as of January 1, 2002. Based on the guidance prescribed in Emerging Issues Task Force (EITF) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises were aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clusters of the Company's cable systems, which management believes represents the highest and best use of those assets. Fair value was determined based on estimated discounted future cash flows using reasonable and appropriate assumptions that are consistent with internal forecasts. As a result, the Company determined that franchises were impaired and recorded the cumulative effect of a change in accounting principle of $415 million (net of $3 million of tax benefit). SFAS No. 142 does not permit the recognition of the customer relationship asset not previously recognized. Accordingly, the impairment included approximately $324 million attributable to customer relationship values as of January 1, 2002.

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

The following table presents the Company's indefinite-lived and finite-lived intangible assets as of June 30, 2003 and December 31, 2002 (dollars in thousands):

                                    JUNE 30, 2003                                    DECEMBER 31, 2002
                     ---------------------------------------------     -----------------------------------------------
                       GROSS                              NET            GROSS                                NET
                      CARRYING       ACCUMULATED       CARRYING         CARRYING        ACCUMULATED        CARRYING
                       AMOUNT       AMORTIZATION        AMOUNT           AMOUNT         AMORTIZATION        AMOUNT
                     -----------    ------------       -----------     -----------      ------------       -----------
 Franchises with
  indefinite lives   $ 2,568,685    $    462,879       $ 2,105,806     $ 2,568,685      $    462,879       $ 2,105,806
 Franchises with
  finite lives       $    25,928    $      6,579       $    19,349     $    25,928      $      5,441       $    20,487

Franchise amortization expense for each of the six months ended June 30, 2003 and 2002 was $1 million, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. For each of the next five years, amortization expense relating to these franchises is expected to be approximately $2 million.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

6.   LONG-TERM DEBT

Long-term debt consists of the following as of the dates presented (dollars in thousands):

                                       JUNE 30,     DECEMBER 31,
                                         2003          2002
                                      ---------    -------------
CC VIII Operating credit facilities   $1,121,520   $   1,166,000
CC V Holdings senior discount notes     179,750          179,750
Other                                        --            1,004
                                      ---------    -------------

                                      1,301,270        1,346,754

Less: unamortized net discount           (7,911)         (16,910)
                                      ---------    -------------

                                      $1,293,359   $   1,329,844
                                      =========    =============

As of June 30, 2003, outstanding borrowings were $1.1 billion under the CC VIII Operating credit facilities, and unused total potential availability was $329 million, $323 million of which would have been available based on financial covenants as of June 30, 2003.

7.   COMPREHENSIVE LOSS

The Company reports changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, in accumulated other comprehensive loss. Comprehensive loss for the three months ended June 30, 2003 and 2002 was $291 and $20 million, respectively. Comprehensive loss for the six months ended June 30, 2003 and 2002 was $8 million and $430 million, respectively.

8.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements (referred to herein as interest rate agreements), as required under the terms of its credit facilities. The Company's policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals through 2007, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit the Company's exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

The Company has certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those that effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended June 30, 2003 and 2002, other expense includes gains of $163 and losses of $1 million, respectively, and for the six months ended June 30, 2003 and 2002, other expenses includes gains of $138 and losses of $1 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. For the three and six months ended June 30, 2003 a loss of $2 million and $3 million, respectively, and for the three and six months ended June 30, 2002, a loss of $6 million and $4 million, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as a gain or loss on interest rate agreements. For the three months ended June 30, 2003 and 2002, the Company recorded other expense of $4 million and $14 million, respectively, and for the six months ended June 30, 2003 and 2002, recorded other expense of $4 million and $9 million, respectively, for interest rate derivative instruments not designated as hedges.

As of June 30, 2003 and December 31, 2002, the Company had outstanding $700 million in notional amounts of interest rate swaps. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The Company does not hold collateral for these instruments and is therefore subject to credit loss in the event of nonperformance by the counterparty to the interest rate exchange agreement. However, the counterparties are banks, and we do not anticipate nonperformance by any of them on any interest rate exchange agreement.

9.   SPECIAL CHARGES

In the fourth quarter of 2002, the Company recorded a special charge of $3 million for severance costs associated with its workforce reduction program and the consolidation of its operations, elimination of redundant practices and streamlining its management structure. The Company intends to terminate approximately 138 employees, of which 19 employees were terminated in the fourth quarter of 2002. In total, approximately 29 and 148 employees were terminated during the three and six months ended June 30, 2003, respectively. Severance payments are made over a period of up to twelve months with approximately $1 million and $2 million paid during the three and six months ended June 30, 2003, respectively. In addition, for the six months ended June 30, 2003, the Company reversed $0.3 million of the severance accrual that was determined to be excessive. As of June 30, 2003 and December 31, 2002, a liability of approximately $1 million and $3 million, respectively, is recorded on the accompanying consolidated balance sheet related to the realignment activities. In addition, for the six months ended June 30, 2003, a $0.3 million settlement was received related to the transition of data customers in 2001 from the Internet service provider Excite@Home to our Charter Pipeline service which was recorded in special charges.

10.  INCOME TAXES

The Company is a single member limited liability company not subject to income tax. The Company holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are not subject to income tax. However, certain of the Company's indirect subsidiaries are corporations and are subject to income tax.

As of June 30, 2003 and December 31, 2002, the Company has net deferred income tax liabilities of approximately $18 million. These relate to certain of the Company's indirect subsidiaries, which file separate income tax returns.

During the three months ended June 30, 2003 and 2002, the Company recorded $433 of income tax expense and $1.1 million of income tax benefit, respectively. During the six months ended June 30, 2003 and 2002, the Company recorded $860 of income tax expense and $1.1 million of income tax benefit, respectively. The income tax expense recorded for the three and six months ended June 30, 2003 is the result of federal and state income taxes payable of certain of the Company's indirect subsidiaries. The $1.1 million of income tax benefit recorded for the three and six months ended June 30, 2002 was the result of SFAS No. 142.

The Company is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2000 and 1999. Management does not expect the results of this examination to have a material adverse effect on the Company's consolidated financial position or results of operations.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

11.  CONTINGENCIES

Fourteen putative federal class action lawsuits (the "Federal Class Actions") have been filed against Charter, the Company's manager and indirect parent, the Company's manager and indirect parent, and certain of Charter's former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter's securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter's operations and prospects.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the "Panel") to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel's transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel's transfer order. StoneRidge subsequently filed a Consolidated Complaint. The Court subsequently consolidated the Federal Class Actions for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the consolidated class action. On August 5, 2003, lead plaintiff was granted leave to file an amended complaint in the Consolidated Federal Class Action.

On September 12, 2002, a shareholders derivative suit (the "State Derivative Action") was filed in Missouri state court against Charter and its current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the "Federal Derivative Action"), was filed against Charter and its current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its current directors and officers in the Court of Chancery of the State of Delaware (the "Delaware Class Actions"). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter at an unfair price. The lawsuits were brought on behalf of Charter's securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such proposed transaction by Mr. Allen has been presented.

The lawsuits discussed above are each in preliminary stages and no dispositive motions or other responses to any of the complaints have been filed. No reserves have been established for those matters because the Company believes they are either not estimable or not probable. Charter has advised the Company that it intends to vigorously defend the lawsuits.

In August 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U.S. Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised the Company that it is fully cooperating with the investigation.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

On November 4, 2002, Charter received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission (SEC). The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter's prior reports with respect to its determination of the number of customers, and various of its other accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised the Company that it is fully cooperating with the SEC Staff.

Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on Charter's and the Company's results of operations and financial condition.

Charter is generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of its Bylaws and (where applicable) such individual defendants' employment agreements. Pursuant to the terms of certain employment agreements and in accordance with the Bylaws of Charter, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, Charter's current directors and its current and former officers have been advanced certain costs and expenses incurred in connection with their defense. Certain of the individual defendants also serve or have served as officers and directors of the Company. The limited liability company agreement of CC V Holdings and its limited liability company subsidiaries, and the bylaws of its corporate subsidiaries may require each such entity to indemnify Charter and the individual named defendants in connection with the matters set forth above.

In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Charter has directors' and officers' liability insurance coverage that it believes is available for these matters, where applicable, and subject to the terms, conditions and limitations of the respective policies.

12.      MINORITY INTEREST - RELATED PARTY

As part of the acquisition of the cable television systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, our indirect limited liability company subsidiary, issued Class A Preferred Membership Interests (collectively, the "CC VIII Interest") with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, now owned by Comcast Corporation (the "Comcast Sellers"). While held by the Comcast Sellers, the CC VIII Interest was entitled to a 2% priority return on its initial capital amount and such priority return was entitled to preferential distributions from available cash and upon liquidation of CC VIII. While held by the Comcast Sellers, the CC VIII Interest generally did not share in the profits and losses of CC VIII. Paul G. Allen granted the Comcast Sellers the right to sell to him the CC VIII Interest for approximately $630 million plus 4.5% interest annually from February 2000 (the "Comcast Put Right"). In April 2002, the Comcast Sellers exercised the Comcast Put Right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen has become the holder of the CC VIII Interest indirectly through an affiliate. Consequently, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter will be allocated his pro rata share (based on the number of membership interests outstanding) of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen will not be entitled to any priority distributions (except with respect to the 2% priority return, as to which such priority will continue to accrete), and Mr. Allen's share of any remaining distributions in liquidation will be equal to the initial capital account of the Comcast Sellers of approximately $630 million, increased or decreased by Mr. Allen's pro rata share of CC VIII's profits or losses (as computed for capital account purposes) after June 6, 2003. At June 30, 2003, the accreted value of the 2% priority return was $45 million. The limited liability company agreement of CC VIII, LLC does not provide for a mandatory redemption of the CC VIII Interest.

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

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

Charter's Board of Directors formed a Special Committee initially comprised of Messrs. Tory, Wangberg and Nelson to investigate and take any other appropriate action on its behalf with respect to this matter. Charter's Board of Directors recently appointed David Merritt to the Special Committee to take the place of Mr. Nelson, who is no longer a director of Charter. After conducting an investigation of the facts and circumstances relating to this matter, the Special Committee has reached a preliminary determination that, due to a mistake that occurred in preparing the Bresnan transaction documents, Charter should seek the reformation of certain contractual provisions in such documents and has notified Mr. Allen of this conclusion. The Special Committee also has preliminarily determined that, as part of such contract reformation, Mr. Allen should be required to contribute the CC VIII Interest to Charter Communications Holding Company, LLC (Charter Holdco) in exchange for Charter Holdco membership units. The Special Committee also has recommended to the Board of Directors that, to the extent the contract reformation is achieved, the Board should consider whether the CC VIII Interest should ultimately be held by Charter Holdco or Charter Holdings or another entity owned directly or indirectly by them. Mr. Allen has notified the Special Committee that he disagrees with the Special Committee's preliminary determinations. Accordingly, the parties have begun a process of non-binding mediation to seek to resolve this matter as soon as practicable, but without any prejudice to any rights of the parties if such dispute is not resolved as part of the mediation.

13.  RECENTLY ISSUED ACCOUNTING STANDARDS

In April of 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 will be adopted by the Company for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on the Company's financial condition or results of operations.

In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 will be adopted by the Company for financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to "Certain Trends and Uncertainties" of this section and "Cautionary Statement Regarding Forward-Looking Statements," which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, this section should be read in conjunction with the Annual Reports on Form 10-K of CC V Holdings, LLC and subsidiaries and Charter Communications Holdings, LLC ("Charter Holdings") for the year ended December 31, 2002.

All comparisons and references in this Form 10-Q to results for the six months ended June 30, 2002 are to the restated results. See "Restatement of Consolidated Financial Results" below and Note 4 to our consolidated financial statements contained in "Item 1. Financial Statements" for a more detailed discussion of the restatement.

As used herein, the "Company" refers to CC V Holdings, LLC and subsidiaries. "We", "us" and "our" refer to the Company and CC V Finance, Inc., collectively. Our "parent companies" refers collectively to CCO NR Holdings, Charter Communications Operating, LLC, CCO Holdings, LLC, CCH II, LLC, CCH I, LLC, Charter Holdings and Charter Communications, Inc. (Charter).

INTRODUCTION

We have a history of net losses. Historically our net losses were principally attributable to the substantial interest costs we incurred because of our high level of debt, the significant depreciation expenses that we incurred resulting from the extensive capital investments we had made in our cable properties and the amortization and impairment of our franchise intangibles. We expect interest cost and depreciation expenses will remain substantial. However, with the adoption of Statement of Financial Accounting Standards No. 142, we no longer are required to amortize indefinite-lived assets (franchises) but rather test for impairment on an annual basis.

The first cash interest payment on our public notes will be due in October 2003. Thereafter, we will be required to pay interest in cash each April and October. In addition, our outstanding public notes will mature in 2008. We expect that we will be reliant on loans and capital contributions from our parent companies to repay our public notes at maturity. However, there can be no assurance that our parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As discussed in our 2002 Form 10-K, we identified a series of adjustments that have resulted in the restatement of previously announced quarterly results for the first three quarters of fiscal 2002. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs;
(iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; (vi) deferred tax liabilities/franchise assets; and (vii) other adjustments. These adjustments have been reflected in the accompanying consolidated financial statements and reduced revenues for the three and six months ended June 30, 2002 by $2 million and $3 million, respectively. Our consolidated net loss decreased by $20 million and increased by $370 million for the three and six months ended June 30, 2002, respectively. In addition, as a result of certain of these adjustments, our statement of cash flows for the six months ended June 30, 2002 has been restated. Cash flows from operating activities for the six months ended June 30, 2002 increased by $2 million. The more significant categories of adjustments relate to the following as outlined below (dollars in thousands, except where indicated).

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenues by $2 million for each of the three and six months ended June 30, 2002, respectively. The corresponding amortization of such deferred amounts reduced programming expenses by $1 million and $3 million for the three and six months ended June 30, 2002, respectively.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenues of $351 and $661 for the three and six months ended June 30, 2002. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of our rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $2 million for each of the three and six months ended June 30, 2002, respectively.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $1 million and $3 million for the three and six months ended June 30, 2002, respectively. We discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, Charter initiated a three-year program to replace and upgrade a substantial portion of its network, which included a portion of our network. In connection with this plan, we assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that a portion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. We also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment reduced property, plant and equipment and increased franchise assets by $54 million. In addition, the depreciation period for the assets subject to replacement was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by $31 million and $44 million for the three and six months ended June 30, 2002, respectively.

Deferred Tax Liabilities/Franchise Assets. Adjustments were made to record deferred tax liabilities associated with the acquisition of various cable television businesses. These adjustments increased amounts assigned to franchise assets by $254 million with a corresponding increase in deferred tax liabilities of $39 million. The balance of the entry was recorded to member's equity. In addition, as described above, a correction was made to reduce amounts assigned in purchase accounting to assets identified for replacement over the three-year period of our rebuild and upgrade of its network. This reduced the amount assigned to the network assets to be retained and increased the amount assigned to franchise assets by $54 million with a resulting increase in amortization expense for the years restated. Such adjustments increased the cumulative effect of accounting change recorded upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002 by $93 million.

Other Adjustments. In addition to the items described above, other adjustments of expenses include certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net loss is an increase of $2 million and $3 million for the three and six months ended June 30, 2002, respectively.

The following tables summarize the effects of the adjustments on the consolidated statements of operations and cash flows for the three-month and six-month period ended June 30, 2002 (dollars in thousands).

                                                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                                        ------------------------------------------------------------
                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30, 2002                     JUNE 30, 2002
                                                        --------------------------       ---------------------------
                                                            AS                               AS
                                                        PREVIOUSLY                       PREVIOUSLY
                                                         REPORTED         RESTATED        REPORTED          RESTATED
                                                        ----------       ---------       -----------       ---------
Revenue                                                 $  152,121       $ 149,689        $  291,153       $ 288,005
Income (loss) from operations                                7,314          25,429             3,487          47,843
Minority interest                                           (3,265)         (3,266)           (6,495)         (6,495)
Cumulative effect of accounting change, net of tax              --              --                --        (414,756)
Net loss                                                   (33,986)        (14,143)          (55,499)       (425,505)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  SIX MONTHS ENDED
                                                                                    JUNE 30, 2002
                                                                          --------------------------------
                                                                          AS PREVIOUSLY
                                                                            REPORTED             RESTATED
                                                                          -------------         ----------
     Net cash flows from operating activities                             $      41,043         $   43,446
     Net cash flows from investing activities                                  (125,888)          (128,291)
     Net cash flows from financing activities                                    84,845             84,845

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We disclosed our critical accounting policies and the means by which we develop estimates therefor in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

The following table summarizes amounts and the percentages of total revenues for certain items for the periods indicated (dollars in thousands):

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                  ---------------------------------------------------
                                                                             2003                      2002
                                                                  -----------------------     -----------------------
Revenues                                                          $ 327,339           100%    $ 288,005           100%
                                                                  ---------     ---------     ---------     ---------

Costs and expenses:
   Operating (excluding depreciation and amortization and other
     items listed below)                                            125,158            38%      110,963            39%
   Selling, general and administrative                               61,677            19%       61,562            21%
   Depreciation and amortization                                     87,640            27%       67,637            23%
   Compensation expense, net                                             10            --%           --            --%
   Special charges, net                                                 163            --%           --            --%
                                                                  ---------     ---------     ---------     ---------

                                                                    274,648            84%      240,162            83%
                                                                  ---------     ---------     ---------     ---------

       Income from operations                                        52,691            16%       47,843            17%
                                                                  ---------     ---------     ---------     ---------

Other expense:
   Interest expense, net                                            (46,338)                    (42,687)
   Other, net                                                        (3,673)                    (10,501)
                                                                  ---------                   ---------

                                                                    (50,011)                    (53,188)
                                                                  ---------                   ---------

       Income (loss) before minority interest, income taxes and
             cumulative effect of accounting change                   2,680                      (5,345)

Minority interest                                                    (6,624)                     (6,495)
                                                                  ---------                   ---------

       Loss before income taxes and cumulative effect of
             accounting change                                       (3,944)                    (11,840)
                                                                  ---------                   ---------

Income tax benefit (expense)                                           (860)                      1,091
                                                                  ---------                   ---------

       Loss before cumulative effect of accounting change            (4,804)                    (10,749)

Cumulative effect of accounting change, net of tax                       --                    (414,756)
                                                                  ---------                   ---------

       Net loss                                                   $  (4,804)                  $(425,505)
                                                                  =========                   =========

REVENUES. Revenues increased $39.3 million, or 14%, to $327.3 million for the six months ended June 30, 2003 from $288.0 million for the six months ended June 30, 2002. Revenues by service offering are as follows (dollars in thousands):

                                          SIX MONTHS ENDED JUNE 30,
                    -----------------------------------------------------------------------
                            2003                    2002                 2003 OVER 2002
                    --------------------    --------------------    -----------------------
                                  % OF                   % OF
                     AMOUNT     REVENUES     AMOUNT     REVENUES     CHANGE        % CHANGE
                    --------    --------    --------    --------    --------       --------
Analog video        $200,370          61%   $192,864          67%   $  7,506           4%
Digital video         38,502          12%     32,217          11%      6,285          20%
High-speed data       43,147          13%     25,655           9%     17,492          68%
Advertising sales     16,198           5%     15,128           5%      1,070           7%
Other                 29,122           9%     22,141           8%      6,981          32%
                    --------    --------    --------    --------    --------
                    $327,339         100%   $288,005         100%   $ 39,334          14%
                    ========    ========    ========    ========    ========

Analog video revenues consist primarily of revenues from basic services. Analog video revenues increased by $7.5 million, or 4%, to $200.4 million for the six months ended June 30, 2003 as compared to $192.9 million for the six months ended June 30, 2002. The increase was primarily due to general price increases, offset somewhat by the decline in analog video customers. Our goal is to sustain revenues by reversing our analog customer losses, implementing limited price increases on certain services and packages and increasing sales of high-speed data services and digital video services. We have continued to experience analog customer losses in the second quarter as a result of competition and planned rate adjustments implemented in the first and second quarter of 2003. We do not expect further analog rate increases to any significant extent for the remainder of the year; however, it is unclear whether or not we can reverse the trend of analog customer loss.

All of our digital video customers also receive basic analog video service, and digital video revenues consist of the portion of revenues from digital video customers in excess of the amount paid by these customers for analog video service. Additionally, included within digital video revenues are revenues from premium services and pay-per-view services. Digital video revenues increased $6.3 million, or 20%, from $32.2 million for the six months ended June 30, 2002 to $38.5 million for the six months ended June 30, 2003. We experienced a net loss of digital customers during the six months ended June 30, 2003, a trend we hope to reverse in the second half of the year through various marketing campaigns we expect to deliver to the marketplace. Whether or not these campaigns will be successful is impossible to predict at this time, as we do not know what competitive marketing or discount offers may be employed by our competition.

High-speed data revenues increased $17.5 million, or 68%, from $25.6 million for the six months ended June 30, 2002 to $43.1 million for the six months ended June 30, 2003. The majority of the increase was primarily due to an increase in high-speed data customers. We were able to offer this service to more of our customers, as the estimated percentage of homes passed that could receive high-speed data service increased as a result of our system upgrades.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $1.1 million, or 7%, from $15.1 million for the six months ended June 30, 2002 to $16.2 million for the six months ended June 30, 2003. For the six months ended June 30, 2003 and 2002, we received $845 and $2.9 million, respectively, in advertising revenue from programmers and digital set-top terminal suppliers.

Other revenues consist primarily of revenues from franchise fees, commercial high-speed data revenues, late payment fees, customer installations, wire maintenance fees, home shopping, equipment rental, dial-up Internet service and other miscellaneous revenues. Other revenues increased 7.0 million, or 32%, from $22.1 million for the six months ended June 30, 2002 to $29.1 million for the six months ended June 30, 2003. The increase was primarily due to an increase in commercial high-speed data revenues.

OPERATING EXPENSES. Operating expenses increased $14.2 million, or 13%, to $125.2 million for the six months ended June 30, 2003 from $111.0 million for the six months ended June 30, 2002. Key components of operating expenses as a percentage of revenues are as follows (dollars in thousands):

                                         SIX MONTHS ENDED JUNE 30,
                    -----------------------------------------------------------------------
                            2003                    2002                2003 OVER 2002
                    ---------------------   --------------------    -----------------------
                                 % OF                                                % OF
                     AMOUNT     REVENUES     AMOUNT     REVENUES     CHANGE        % CHANGE
                    --------    --------    --------    --------    --------       --------
Programming costs   $ 83,380          25%   $ 75,261          26%   $  8,119          11%
Advertising sales      6,137           2%      5,113           2%      1,024          20%
Service costs         35,641          11%     30,589          11%      5,052          17%
                    --------    --------    --------    --------    --------

                    $125,158          38%   $110,963          39%   $ 14,195          13%
                    ========    ========    ========    ========    ========

Programming costs consist primarily of costs paid to programmers for the provision of basic, premium and digital channels and pay-per-view programs. The increase in programming costs of $8.1 million, or 11%, was primarily due to price increases, particularly in sports programming, an increased number of channels carried on our systems and an increase in digital customers partially offset by decreases in analog video customers. Programming costs were offset by the amortization of payment received from programmers in support of launches of new channels against programming costs of $4 million and $3 million for the six months ended June 30, 2003 and 2002, respectively.

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

Advertising sales expenses consist of costs related to traditional advertising services, including salaries and benefits and commissions. Advertising sales expenses increased $1.0 million, or 20%, due to an increase in sales commissions. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $5.1 million, or 17%, resulted primarily from a reduced amount of personnel costs associated with the capitalizable activities of rebuild and installation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $0.1 million to $61.7 million for the six months ended June 30, 2003 from $61.6 million for the six months ended June 30, 2002. Key components of expense as a percentage of revenues are as follows (dollars in thousands):

                                       SIX MONTHS ENDED JUNE 30,
                   ------------------------------------------------------------------------
                           2003                    2002                 2003 OVER 2002
                   --------------------    --------------------    ------------------------
                                % OF                    % OF
                    AMOUNT     REVENUES     AMOUNT     REVENUES     CHANGE         % CHANGE
                   --------    --------    --------    --------    --------        --------
General and
  administrative   $ 54,440          17%   $ 50,487          17%   $  3,953           8%
Marketing             7,237           2%     11,075           4%     (3,838)        (34)%
                   --------    --------    --------    --------    --------

                   $ 61,677          19%   $ 61,562          21%   $    115          --
                   ========    ========    ========    ========    ========

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, bad debt expense and property taxes. The increase in general and administrative expenses of $4.0 million, or 8%, resulted primarily from an increase in corporate expense charges - related party of $2.1 million and a $1.5 million increase in property taxes coupled with other miscellaneous items.

Marketing expenses decreased $3.8 million, or 34%, due to reduced promotional activity related to our service offerings including advertising, telemarketing and direct sales. We expect marketing expenses to increase in subsequent quarters.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $20.0 million, or 30%, from $67.6 million for the six months ended June 30, 2002 to $87.6 million for the six months ended June 30, 2003. This increase was due primarily to an increase in depreciation expense related to additional capital expenditures in 2003 and 2002.

SPECIAL CHARGES, NET. Special charges of $0.2 million for the six months ended June 30, 2003 primarily represents $0.8 million of severance and related costs of our ongoing initiative to reduce our workforce coupled with a $0.3 million reversal in the severance accrual and a $0.3 million credit from a settlement from the Internet service provider Excite@Home related to our conversion of certain high-speed data customers to Charter Pipeline service in 2001. We expect to continue to record additional special charges in 2003 related to the continued reorganization of our operations.

INTEREST EXPENSE, NET. Interest expense increased by $3.6 million, or 9%, to $46.3 million for the six months ended June 30, 2003 from $42.7 million for the six months ended June 30, 2002. The increase was primarily due to an increase in our weighted average debt outstanding to $1.4 billion during the six months ended June 30, 2003 from $1.2 billion during the six months ended June 30, 2002 partially offset by a decrease in our average borrowing rate from 6.4% during the six months ended June 30, 2002 to 6.3% during the six months ended June 30, 2003.

OTHER, NET. Other expenses decreased by $6.8 million, or 65%, to $3.7 million for the six months ended June 30, 2003 from $10.5 million for the six months ended June 30, 2002. The increase was primarily due to more favorable positions on interest rate agreements.

MINORITY INTEREST. Minority interest expense represents the 2% accretion of the preferred membership interests in CC VIII, LLC.

INCOME TAX BENEFIT (EXPENSE). Income tax expense of $0.9 million and income tax benefit of $1.1 million for the six months ended June 30, 2003 and 2002, respectively, represents state income tax benefits or expense primarily related to certain indirect corporate subsidiaries of the Company which file separate income tax returns.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Cumulative effect of accounting change in 2002 represents the impairment charge recorded as a result of adopting SFAS No. 142.

NET LOSS. Net loss decreased by $420.7 million to $4.8 million for the six months ended June 30, 2003 from $425.5 million for the six months ended June 30, 2002 as a result of the combination of factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

INTRODUCTION

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to debt facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt. The first part of this section, entitled "Overview" summarizes our outstanding debt and provides an overview of these topics. The second part of this section, entitled "Historical Operating, Financing and Investing Activities" provides information regarding the cash provided from or used in our operating, financing and investing activities during the six months ended June 30, 2003 and 2002. The third part of this section, entitled "Capital Expenditures" provides more detailed information regarding our historical capital expenditures and our planned capital expenditures going forward.

OVERVIEW

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have historically funded our operating activities through cash flows from operating activities. We have funded capital requirements through cash flows from operating activities, borrowings under the credit facilities of the Company's subsidiary, equity contributions from our parent companies, borrowings from related parties and cash on hand. The mix of funding sources changes from period to period, but for the six months ended June 30, 2003, approximately 62% of the Company's capital funding requirements were from cash flows from operating activities and 38% was from cash on hand. We expect that our mix of sources of funds will continue to change in the future based on our overall capital needs relative to our cash flow and on the availability under the credit facilities of our subsidiary, our parent companies' ability to make additional contributions and our ability to generate cash flows from operating activities.

During 2003, we expect to fund our liquidity and capital requirements principally through cash on hand, cash flows from operating activities, and through borrowings under the CC VIII Operating credit facilities. As of June 30, 2003, we held $18 million in cash and cash equivalents and we had total potential unused availability of $329 million under the CC VIII Operating credit facilities, $323 million of which was available based upon our financial covenants at that time. However, continued access to these credit facilities is subject to our remaining in compliance with the applicable covenants of these credit facilities. In that regard, our indirect parent entered into a commitment letter with Vulcan Inc., which is an affiliate of Paul Allen, pursuant to which Vulcan Inc. agreed to lend, or cause an affiliate to lend to CCO Holdings, LLC an aggregate amount of up to $300 million, which amount includes a subfacility of up to $100 million for the issuance of letters of credit, subject to negotiation and execution of definitive documentation, to provide funding to the extent necessary to comply with leverage ratio covenants of subsidiary's credit facilities, including ours, in future quarters. However, there can be no assurance that we will choose to draw down funds under such facility or that such facility will prevent a violation of the covenants of our subsidiary's credit facilities. In June 2003, Vulcan Inc. agreed to remove the requirement that definitive documentation for the facility be entered into by June 30, 2003, since we had determined that we would not need to draw on the facility for the quarter ending June 30, 2003. Vulcan's commitment will continue until March 31, 2004, subject to the execution and delivery of definitive documents by that date.

As of June 30, 2003 and December 31, 2002, long-term debt totaled approximately $1.3 billion. This debt was comprised of approximately $1.1 billion and $1.2 billion of debt under the CC VIII Operating credit facilities, and $172 million and $163 million of high yield debt at June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003, we had unused total potential availability of $329 million under the CC VIII Operating credit facilities, $323 million of which would have been available to us based on our financial covenants at that time. Continued access to these credit facilities is subject to our remaining in compliance with the applicable covenants of these credit facilities. See the section "Liquidity and Capital Resources" of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2002 Annual Report on Form 10-K for a description of our credit facilities and other long-term debt, including certain terms, restrictions and covenants.

As of June 30, 2003 and December 31, 2002, the weighted average interest rate on our bank debt was approximately 5.5% and 5.4%, respectively, and the weighted average interest rate on our high yield debt was approximately 11.9%, resulting in a blended weighted average interest rate of 6.3% and 6.2%, respectively. Approximately 67% of our debt effectively bore fixed interest rates including the effects of our interest rate hedge agreements as of June 30, 2003 as compared to approximately 65% at December 31, 2002. The fair value of our total fixed-rate debt was $171 million and $118 million at June 30, 2003 and December 31, 2002, respectively. The fair value of variable-rate debt was $1.0 billion and $943 million at June 30, 2003 and December 31, 2002, respectively. The fair value of fixed-rate debt and variable rate debt is based on quoted market prices.

We expect that our subsidiary will remain in compliance with the covenants under its credit facilities and that we will remain in compliance with the covenants in our indenture. We also expect that that our cash on hand, cash flows from operating activities and the amounts available under the credit facilities should be sufficient to satisfy our liquidity needs through the end of 2003. However, as the principal amounts owing under our various debt obligations become due, sustaining our liquidity will become more difficult over time. Our public notes begin to mature in the fourth quarter of 2003, when approximately $66 million of accreted interest is due on our notes. Thereafter, cash interest will accrue on the CC V notes at the annual rate of 11.875% and will be payable each June and December, commencing June 2004, until the CC V notes mature in December 2008. In subsequent years, substantial additional amounts will become due under our remaining obligations. In addition, a default under the covenants governing any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our affiliates other debt obligations, which could adversely affect our parent companies' ability to provide us with funding.

While we believe we will have access to sufficient capital to make the accreted interest payment on the CC V notes in the amount of approximately $66 million in December 2003 as required by the indenture governing the CC V notes, it is unclear whether we will have sufficient continuing access to capital to satisfy our cash interest payments commencing June 2004 or to repay the CC V notes at maturity in December 2008. Cash flows from operating activities and other existing sources of funds may not be sufficient, on their own, to permit us to satisfy these obligations. In addition, the maximum allowable leverage ratios under the CC VIII Operating credit facilities will decline over time and the total potential borrowing available under those facilities (subject to covenant restrictions and limitations) will decrease from approximately $1.4 billion as of the end of 2003 to $1.3 billion and $1.1 billion by the end of 2004 and 2005, respectively.

Traditionally, we have relied on our affiliates' ability to access the public debt and equity markets as a source of capital. Charter's and Charter Holding's outstanding debt, liquidity and corporate credit ratings have been downgraded by Moody's Investors Service Inc. and Standard and Poor's Rating Services.

As noted above, our access to capital from the CC VIII Operating credit facilities is contingent on compliance with a number of restrictive covenants, including covenants tied to our operating performance. We may not be able to comply with all of these restrictive covenants. If there is an event of default under any of these facilities, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under those facilities, which could materially adversely impact our ability to operate our business and to make payments under the CC V notes and our other obligations. In addition, an event of default under those facilities, if not waived, may result in the acceleration of those facilities, which in turn result in the acceleration of the CC V notes and our other obligations, and could result in an exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws.

We may also need additional capital if we do not achieve our projected revenues, or if our operating expenses increase. If we are not able to obtain such capital from increases in our cash flows from operating activities, additional borrowings, contributions from affiliates or other sources, we may not be able to fund customer demand for digital video, data or telephony services, offer certain services in certain of our markets or compete effectively. Consequently, our financial condition and results of operations could suffer materially.

If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available through our existing credit facilities or in traditional debt financings by us, we would consider:

o requesting waivers or amendments with respect to our credit facilities, the availability and terms of which would be subject to market conditions;

o further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

o        selling assets; or

o seeking funding from our parent companies through the issuance of debt or equity by our parent companies, the proceeds of which could be contributed to us.

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

Although Mr. Allen and his affiliates have purchased equity from Charter and Charter Holdco in the past, Mr. Allen and his affiliates are not obligated to purchase equity or, except as described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2002 Annual Report on Form 10-K under "Overview" with respect to the $300 million back-up credit facility commitment, contribute or lend funds to us or to our subsidiaries in the future.

As a means of enhancing our liquidity, we are currently attempting to cut costs, reduce capital expenditures and exploring sales of assets.

HISTORICAL OPERATING, FINANCING AND INVESTING ACTIVITIES

We held $18 million in cash and cash equivalents as of June 30, 2003 compared to $50 million in cash and cash equivalents as of December 31, 2002.

OPERATING ACTIVITIES. Net cash provided by operating activities for the six months ended June 30, 2003 and 2002 was $52 million and $43 million, respectively. Operating activities provided $9 million more cash during the six months ended June 30, 2003 compared to the corresponding period in 2002 primarily due to increased revenues of $39 million, offset by an increase in operating expenses of $14 million and by the change in operating assets and liabilities of $13 million during the six months ended June 30, 2003 compared to the corresponding period in 2002.

INVESTING ACTIVITIES. Net cash used in investing activities for the six months ended June 30, 2003 and 2002 was $33 million and $128 million, respectively. Investing activities used $95 million less cash during the six months ended June 30, 2003 compared to the corresponding period in 2002 as a result of reductions in capital expenditures.

FINANCING ACTIVITIES. Net cash used in financing activities for the six months ended June 30, 2003 was $51 million and net cash provided by financing activities for the six months ended June 30, 2002 was $85 million, respectively. Financing activities more cash during the six months ended June 30, 2003 compared to the corresponding period in 2002 primarily due to a reduction in contributions from manager - related party and less net borrowings in 2003.

CAPITAL EXPENDITURES

We have substantial ongoing capital expenditure requirements. We made purchases of property, plant and equipment of $23 million and $116 million for the six months ended June 30, 2003 and 2002, respectively. The majority of the capital expenditures in 2003 related to customer premise equipment and our rebuild and upgrade program. Upgrading our cable systems has enabled us to offer digital television, high-speed data services, video-on-demand, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures in 2003 were funded primarily from cash flows from operating activities and cash on hand. In addition, during the six months ended June 30, 2003 and 2002, our liabilities related to capital expenditures decreased by $10 million and $12 million, respectively.

During 2003, we expect to spend approximately $90 million to $120 million in the aggregate on capital expenditures. We expect our capital expenditures in 2003 will be lower than 2002 levels because our rebuild and upgrade activities are largely completed.

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Quarterly Report and in our 2002 Annual Report on Form 10-K that could materially impact our business, results of operations and financial condition.

LIQUIDITY. Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. Our ongoing operations will depend on our ability to generate cash and to secure financing in the future. We have historically funded liquidity and capital requirements through cash flows from operating activities, borrowings under the credit facilities of our subsidiary and capital contributions from Charter, Charter Holdco and Charter Holdings and cash on hand. We believe, however, that at this time we have limited access to the debt markets, and Charter, Charter Holdco and Charter Holdings have limited access to the debt and equity markets in light of their significant levels of debt, current market conditions and downgrades to their debt securities.

Our ability to conduct operations is dependent on our continued access to borrowings under the CC VIII Operating credit facilities. The potential borrowing availability under the CC VIII Operating credit facilities totaled $329 million as of June 30, 2003, $323 million of which would have been available based on our financial covenants at that time. Our access to those funds is subject to our satisfaction of the covenants in those credit facilities. We may not be able to comply with all of the financial ratios and restrictive covenants in the CC VIII Operating credit facilities. If there is an event of default under the CC VIII Operating credit facilities, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under these credit facilities, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under those facilities, if not waived, may result in the acceleration of those facilities, which could in turn result in the acceleration of our notes and our other obligations, and could result in an exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws.

In addition, as cash interest begins to accrue on our notes in December 2003 and as the principal amounts owing under our various debt obligations become due, sustaining our liquidity will become more difficult over time. It is unclear whether we will have access to sufficient capital to satisfy our debt service obligations which are scheduled to come due in future years. Cash flows from operating activities and other existing sources of funds may not be sufficient, on their own, to permit us to satisfy these obligations.

If our business does not generate sufficient cash flow from operating activities, and sufficient future distributions are not available to us from borrowings under our subsidiary's credit facilities or from other sources of financing, we may not be able to repay our debt, grow our business, respond to competitive challenges, or to fund our other liquidity and capital needs. As a means of enhancing our liquidity, we are currently attempting to cut cost and reduce capital expenditures and are exploring sales of non-core assets.

If we need to seek alternative sources of financing, there can be no assurance that we will be able to obtain the requisite financing or that such financing, if available, would not have terms that are materially disadvantageous to our existing debt holders. Although Mr. Allen and his affiliates have purchased equity from Charter and Charter Holdco in the past, Mr. Allen and his affiliates are not obligated to purchase equity or, except as described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2002 Annual Report on Form 10-K under "Overview" with respect to the $300 million back-up credit facility commitment, contribute or lend funds to us or to our subsidiaries in the future.

If we are unable to raise needed capital, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

RESTRICTIVE COVENANTS. The credit facilities of our subsidiary and the indenture governing our publicly held notes contain a number of significant covenants that could adversely impact our business. In particular, the credit facilities of our subsidiary and our indenture restrict our and our subsidiaries' ability to:

         o        pay dividends or make other distributions;

         o        make certain investments or acquisitions;

         o enter into related party transactions unless certain conditions are met;

         o        dispose of assets or merge;

         o        incur additional debt;

         o        issue equity;

         o        repurchase or redeem equity interests and debt;

         o        grant liens; and

         o        pledge assets.

Furthermore, in accordance with our subsidiary's credit facilities, CC VIII and its subsidiaries are required to maintain specified financial ratios and meet financial tests. These financial ratios become more restrictive over time and will become more difficult to maintain during the latter half of 2003 and thereafter. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of the debt under the CC VIII credit facilities and in certain cases under other agreements governing our long-term indebtedness. Any default under our credit facilities or indenture governing our outstanding debt might adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our publicly held notes and the CC VIII credit facilities.

ACCELERATION OF INDEBTEDNESS OF OUR SUBSIDIARIES. In the event of a default under any of CC VIII Operating's credit facilities, our subsidiaries' creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, those credit facilities will not permit our subsidiaries to distribute funds to CC V Operating to pay interest or principal on our public notes. If the amounts outstanding under such credit facilities are accelerated, all of our subsidiaries' debt and liabilities would be payable from our subsidiaries' assets, prior to any distribution of our subsidiaries' assets to pay the interest and principal amounts on our public notes. In addition, the lenders under the CC VIII Operating credit facilities could foreclose on their collateral, which includes equity interests in CC VIII Operating, and exercise other rights of secured creditors. In any such case, we might not be able to repay or make any payments on our public notes. Any default under any of our subsidiary's credit facilities or our public notes might adversely affect the holders of our public notes and our growth, financial condition and results of operations and could force us to examine all options, including seeking the protection of the bankruptcy laws.

PARENT LEVEL LIQUIDITY CONCERNS. Our indirect parent companies, Charter Holdings and Charter, have a substantial amount of debt. Assuming the recently announced Charter tender offers and the Charter Holdings tender offers are fully subscribed and funded, Charter will still have approximately $1.0 billion aggregate principal amount of convertible senior notes, which mature in 2005 and 2006, outstanding following these tender offers, and Charter Holdings will still have approximately $9.2 billion aggregate principal amount of senior notes and senior discount notes, some of which mature in 2007, outstanding following these tender offers. Charter's and Charter Holdings' ability to make interest payments, or principal payments at maturity starting in 2005, on their convertible senior notes, senior notes and senior discount notes is dependent on their ability to obtain additional financing and on their subsidiaries making distributions, loans, or payments to Charter Holdings and Charter Holdco, and on Charter Holdco paying or distributing such funds to Charter. Because, Charter and Charter Holdings are parent companies to us, any of their financial or liquidity problems would likely cause serious disruption to our business and have a material adverse affect on our operations and results. Any such event would likely adversely impact our credit rating, and our relations with customers and suppliers, which could in turn further impair our ability to obtain financing and operate our business. Further, to the extent that any such event results in a change of control of Charter (whether through a bankruptcy, receivership or other reorganization of Charter and/or Charter Holdco, or otherwise), it could require a change of control repurchase offer under our outstanding notes. To partially address these liquidity concerns, Charter and Charter Holdings are commencing tender offers to purchase a portion of Charter's convertible senior notes and a portion of Charter Holdings' senior notes and senior discount notes. These tender offers are contingent on, among other things, the success of financing transactions. Even if these tender offers are completed successfully, Charter's and Charter Holdings' ability to access the debt or equity markets in future would depend on their operating performance, market conditions in light of general economic conditions, their substantial leverage, current business conditions and their credit and liquidity ratings.

SECURITIES LITIGATION AND GOVERNMENT INVESTIGATIONS. As previously reported, a number of Federal Class Actions were filed against Charter and certain of its former and present officers and directors alleging violations of securities law. The Federal Class Actions have been consolidated for pretrial purposes into a Consolidated Federal Class Action. In addition, a number of other lawsuits have been filed against Charter in other jurisdictions. A shareholders derivative suit was filed in the United States District Court for the Eastern District of Missouri, and several class action lawsuits were filed in Delaware state court against Charter and certain of its directors and officers. Finally, two derivative suits were filed in Missouri state court against Charter, its current directors and its former independent auditor; these actions were consolidated during the fourth quarter of 2002. The federal derivative suit, the Delaware class actions and the consolidated derivative suit each allege that the defendants breached their fiduciary duties.

In August 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices focusing on how it reported customer numbers and Charter's reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U.S. Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised us that it is fully cooperating with the investigation.

In November 2002, Charter received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission (SEC). The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter's prior reports with respect to the determination of the number of its customers, and various of its other accounting policies and practices, including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised us that it is fully cooperating with the SEC staff.

Due to the inherent uncertainties of litigation and investigations, Charter cannot predict the ultimate outcome of these proceedings. In addition, its restatement may lead to additional allegations in the pending securities class and derivative actions against Charter, or to additional claims being filed or to investigations being expanded or commenced. These proceedings, and Charter's actions in response to these proceedings, could result in substantial costs, substantial potential liabilities and the diversion of management's attention, all of which could affect adversely the market price of our publicly-traded notes, as well as our ability to meet future operating and financial estimates and to execute our business and financial strategies. To the extent that the foregoing matters are not covered by insurance, our limited liability company agreement and those of our limited liability company subsidiaries, and the bylaws of our corporate subsidiaries may require each entity to indemnify Charter and the above directors and current and former officers in connection with such matters.

COMPETITION. The industry in which we operate is highly competitive. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

Our principal competitor for video services throughout our territory is direct broadcast satellite television services, also known as DBS. Competition from DBS, including intensive marketing efforts and aggressive pricing, has had an adverse impact on our ability to retain customers. Local telephone companies and electric utilities can compete in this area, and they increasingly may do so in the future. The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of "dial-up" and digital subscriber line technology, also known as DSL. Further loss of customers to DBS or other alternative video and data services could have a material negative impact on our business.

Mergers, joint ventures and alliances among franchise, wireless or private cable operators, satellite television providers, local exchange carriers and others, and the repeal of certain ownership rules may provide additional benefits to some of our competitors, either through access to financing, resources or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

VARIABLE INTEREST RATES. At June 30, 2003, excluding the effects of hedging, approximately 87% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of June 30, 2003 and December 31, 2002, the weighted average rate on the bank debt was approximately 5.5% and 5.4%, respectively, and the weighted average rate on the high-yield debt was approximately 11.9%, resulting in a blended weighted average rate of 6.3% and 6.2%, respectively. Approximately 67% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of June 30, 2003 as compared to approximately 65% at December 31, 2002.

STREAMLINING OF OPERATIONS. In the past, Charter (our manager) experienced rapid growth from acquisitions of a number of smaller cable operators and the rapid rebuild and rollout of advanced services. Our future success will depend in part on our ability to standardize and streamline our operations. The failure to implement a consistent corporate culture and management, operating or financial systems or procedures necessary to standardize and streamline our operations and effectively operate our enterprise could have a material adverse effect on our business, results of operations and financial condition. In addition, our ability to properly manage our operations will be impacted by our ability to attract, retain and incentivize experienced, qualified, professional management.

SERVICES. We expect that a substantial portion of our near term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent other services that take advantage of cable's broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, if it is determined that the product being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

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

PUBLIC NOTES PRICE VOLATILITY. The market price of our publicly-traded notes has been and is likely to continue to be highly volatile. We expect that the price of our securities may fluctuate in response to various factors, including the factors described throughout this section and various other factors which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any further downgrade of our or our affiliates' debt ratings; announcement of the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules; and new regulatory legislation adopted in the United States.

In addition, the securities market in general, and the market for cable television securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our and our subsidiaries' public notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of a company's securities, and recently such purported class action lawsuits were filed against Charter.

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

LONG-TERM INDEBTEDNESS -- CHANGE OF CONTROL PAYMENTS. We may not have the ability to raise the funds necessary to fulfill our obligations under our public notes and the credit facilities of our subsidiary following a change of control. A change of control under our public notes and our subsidiary's credit facilities would require the repayment of borrowings under those credit facilities and indenture. A failure by us or our subsidiary to make or complete a change of control offer or to repurchase the amounts outstanding under the credit facilities would place us or our subsidiary in default of these agreements.

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

The Federal Communications Commission's March 2002 ruling also held that Internet access service provided by cable operators was not subject to franchise fees assessed by local franchising authorities. A number of local franchise authorities and Internet service providers have appealed this decision. The matter is scheduled to be argued in May 2003. As a result of this ruling, we have stopped collecting franchise fees for high-speed data service.

A recent court decision concerning the Digital Millenium Copyright Act ("DMCA") has enabled copyright owners to obtain expedited subpoenas compelling disclosure by Internet service providers of the names of customers that are otherwise known only by an Internet protocol, or IP, address or screen name. This has led to a marked increase in the volume of subpoeas received by us, as copyright owners seek to constrain the use of peer-to-peer networks for unauthorized copying and distribution of copyrighted works. Internet service providers also have a DMCA obligation to adopt and implement a policy of terminating the accounts of repeat copyright infringers. The increased activity and responsibilities in this area pose an additional burden on our operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April of 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We will adopt SFAS No. 149 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of SFAS No. 149 to have a material impact on our financial condition or results of operations.

In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We will adopt SFAS No. 150 for financial instruments entered into or modified after May 31, 2003. We do not expect the adoption of SFAS No. 150 to have a material impact on our financial condition or results of operations.

CONTINGENCIES

SECURITIES CLASS ACTIONS AND DERIVATIVE SUITS AGAINST CHARTER. Fourteen putative federal class action lawsuits (the "Federal Class Actions") have been filed against Charter, our manager and indirect parent, and certain of Charter's former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter's securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter's operations and prospects. The Federal Class Actions were specifically and individually identified in prior public filings made by Charter. In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the "Panel") to transfer the Federal Class Actions to the United States District Court for the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel's transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel's transfer order. StoneRidge subsequently filed a Consolidated Complaint. The Court subsequently consolidated the Federal Class Actions into a single consolidated action (the "Consolidated Federal Class Action") for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. On August 5, 2003, lead plaintiff was granted leave to file an amended complaint in the Consolidated Federal Class Action.

On September 12, 2002, a shareholders derivative suit (the "State Derivative Action") was filed in Missouri state court against Charter and its current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the "Federal Derivative Action"), was filed against Charter and its current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its current directors and officers in the Court of Chancery of the State of Delaware (the "Delaware Class Actions"). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter at an unfair price. The lawsuits were brought on behalf of Charter's securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such purported or threatened transaction by Mr. Allen has been presented.

All of the lawsuits discussed above are each in preliminary stages, and no dispositive motions or other responses to any of the complaints have been filed. Charter has advised us that it intends to vigorously defend the lawsuits.

GOVERNMENT INVESTIGATIONS. In August of 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how it reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U.S. Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised us that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission. The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter's prior reports with respect to its determination of the number of customers, and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised us that it is fully cooperating with the SEC Staff.

OUTCOME. Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on its results of operations and financial condition.

INDEMNIFICATION. Charter is generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of its Bylaws and (where applicable) such individual defendants' employment agreements. Pursuant to the terms of certain employment agreements and in accordance with the Bylaws of Charter, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, Charter's current directors and its current and former officers have been advanced certain costs and expenses incurred in connection with their defense. Certain of the individual defendants also serve or have served as our officers and directors. The limited liability company agreements of the Company and its limited liability company subsidiaries, and the bylaws of its corporate subsidiaries, may require each such entity to indemnify Charter and the individual named defendants in connection with the matters set forth above.

INSURANCE. Charter has directors' and officers' liability insurance coverage that it believes is available for these matters, where applicable, and subject to the terms, conditions and limitations of the respective policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes in reported market risks have occurred since the filing of our December 31, 2002 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, our management believes that its controls do provide such reasonable assurances.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In addition to those matters disclosed under the heading "Contingencies" of Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", we are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

       Exhibit
       Number     Description of Document
       -------    -----------------------
         3.1      Certificate of Formation of CC V Holdings, LLC (formerly Known as Avalon Cable LLC). (Incorporated by reference to Amendment
                  No. 1 to the Registration Statement on Form S-4 (File No.
                  333-75415) filed by CC V Holdings, LLC (formerly known as
                  Avalon Cable LLC), CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), Avalon Cable of
                  Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. on
                  May 28, 1999).

         3.1(a) Amendment to Certificate of Formation of CC V Holdings, LLC(formerly known as Avalon Cable LLC). ( Incorporated by reference to the Annual Report on Form 10-K of CC V Holdings, LLC and CC V Holdings Finance, Inc. (File Nos. 333-75415 and 333-75415-03, respectively) filed on March 30, 2000).

         3.2 Certificate of Incorporation of CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.). (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-75415) filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999).

         3.5 Amended and Restated Limited Liability Company Agreement of CC V Holdings, LLC (formerly known as Avalon Cable LLC). (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-75415) filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999).

         3.6 Amended and Restated By-Laws of CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.). (Incorporated by reference to the Annual Report on Form 10-K of CC V Holdings, LLC and CC V Holdings Finance, Inc. (File Nos. 333-75415 and 333-75415-03, respectively) filed on March 30, 2000).

         31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *

         31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

* filed herewith

(b)  REPORTS ON FORM 8-K

     On June 12, 2003, the registrant filed a current report on Form 8-K dated June 6, 2003 to announce that the sale of the CC VIII Interest to Mr. Allen pursuant to the Comcast Put Right had been consummated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this Quarterly Report to be signed on their behalf by the undersigned thereunto duly authorized.

                               CC V HOLDINGS, LLC


Dated: August 12, 2003         By: CHARTER COMMUNICATIONS, INC.,
                                   ---------------------------------------------
                                   Registrants' Manager

                               By:  /s/ Steven A. Schumm
                                   ---------------------------------------------
                                   Name:  Steven A. Schumm
                                   Title:  Executive Vice President and Chief
                                   Administrative Officer and interim Chief
                                   Financial Officer (Principal Financial
                                   Officer) of Charter Communications, Inc.
                                   (Manager) and CC V Holdings, LLC

                               By:  /s/ Paul E. Martin
                                   ---------------------------------------------
                                   Name:  Paul E. Martin
                                   Title: Senior Vice President and Corporate
                                   Controller (Principal Accounting Officer) of
                                   Charter Communications, Inc. (Manager) and
                                   CC V Holdings, LLC

                               CC V HOLDINGS FINANCE, INC.

Dated: August 12, 2003         By:  /s/ Steven A. Schumm
                                   ---------------------------------------------
                                   Name:  Steven A. Schumm
                                   Title:  Executive Vice President and Chief
                                   Administrative Officer and interim Chief
                                   Financial Officer (Principal Financial
                                   Officer) of Charter Communications, Inc.
                                   (Manager) and CC V Holdings, LLC

                               By:  /s/ Paul E. Martin
                                   ---------------------------------------------
                                   Name:  Paul E. Martin
                                   Title: Senior Vice President - Corporate
                                   Controller (Principal Accounting Officer) of
                                   CC V Holdings Finance, Inc.

                                  EXHIBIT INDEX

       Exhibit
       Number     Description of Document
       -------    -----------------------
         3.1      Certificate of Formation of CC V Holdings, LLC (formerly Known as Avalon Cable LLC). (Incorporated by reference to Amendment
                  No. 1 to the Registration Statement on Form S-4 (File No.
                  333-75415) filed by CC V Holdings, LLC (formerly known as
                  Avalon Cable LLC), CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), Avalon Cable of
                  Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. on
                  May 28, 1999).

         3.1(a)   Amendment to Certificate of Formation of CC V Holdings, LLC
                  (formerly known as Avalon Cable LLC). (Incorporated by reference to the Annual Report on Form 10-K of CC V Holdings,
                  LLC and CC V Holdings Finance, Inc. (File Nos. 333-75415 and
                  333-75415-03, respectively) filed on March 30, 2000).

         3.2      Certificate of Incorporation of CC V Holdings Finance, Inc.
                  (formerly known as Avalon Cable Holdings Finance, Inc.).
                  (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-75415) filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC
                  V Holdings Finance, Inc. (formerly known as Avalon Cable
                  Holdings Finance, Inc.), Avalon Cable of Michigan Holdings,
                  Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999).

         3.5      Amended and Restated Limited Liability Company Agreement of CC
                  V Holdings, LLC (formerly known as Avalon Cable LLC).
                  (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-75415) filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC
                  V Holdings Finance, Inc. (formerly known as Avalon Cable
                  Holdings Finance, Inc.), Avalon Cable of Michigan Holdings,
                  Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999).

         3.6      Amended and Restated By-Laws of CC V Holdings Finance, Inc.
                  (formerly known as Avalon Cable Holdings Finance, Inc.).
                  (Incorporated by reference to the Annual Report on Form 10-K of CC V Holdings, LLC and CC V Holdings Finance, Inc. (File
                  Nos. 333-75415 and 333-75415-03, respectively) filed on March
                  30, 2000).

         31.1     Certificate of Chief Executive Officer pursuant to Rule
                  13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of
                  1934. *

         31.2     Certificate of Chief Financial Officer pursuant to Rule
                  13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of
                  1934. *

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (Chief Executive Officer). *

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (Chief Financial Officer). *

*  filed herewith