Form 10-Q
period 2003-09-30
CC V HOLDINGS LLC; CC V HOLDINGS FINANCE INC
filed 2003-11-12
CIK 1082692, 1082699

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q
                            ------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Transition Period From     to     .
                                                      ---   ----

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

================================================================================

                               CC V HOLDINGS, LLC
                           CC V HOLDINGS FINANCE, INC.

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
Part I.     FINANCIAL INFORMATION

            Item 1. Financial Statements - CC V Holdings, LLC and Subsidiaries                                   4
            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations       16
            Item 3. Quantitative and Qualitative Disclosures About Market Risk                                  31
            Item 4. Controls and Procedures                                                                     31

Part II.    OTHER INFORMATION

            Item 1. Legal Proceedings                                                                           32
            Item 4.  Submission of Matters to a Vote of Security Holders                                        32
            Item 6. Exhibits and Reports on Form 8-K                                                            32

SIGNATURES                                                                                                      34
EXHIBIT INDEX                                                                                                   35

Note: Separate financial statements of CC V Holdings Finance, Inc. have not been presented as this entity had no operations and substantially no assets or equity during the periods reported. Accordingly, management has determined that such financial statements are not material.

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2003. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows the Company to "incorporate by reference" information that the Company files with it, which means that the Company can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that the Company files with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, the "Company" refers to of CC V Holdings, LLC and all of its wholly-owned subsidiaries, unless the context requires otherwise.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") in this Quarterly Report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Certain Trends and Uncertainties" under Part I, Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") in this Quarterly Report. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated" and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in this Quarterly Report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or the "SEC", and include, but are not limited to:

     - our ability to sustain and grow revenues and cash flows from operating activities by offering video and data services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

     - our, our parent companies and our subsidiaries' ability to comply with all covenants in our indenture and our subsidiary's credit facilities, any violation of which would result in a violation of the indenture or the applicable facility and could trigger a default of other obligations of our affiliates under cross default provisions;

     - our, our parent companies' and our subsidiaries' ability to refinance remaining debt as it becomes due;

     - availability of funds to meet interest payment obligations under our and our parents and subsidiary companies' debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

     - any adverse consequences arising out of our prior restatement of the financial statements described herein;

     - the results of the pending grand jury investigation by the United States Attorney's Office for the Eastern District of Missouri, the pending SEC Division of Enforcement investigation and the putative class action and derivative shareholders litigation against Charter Communications, Inc., our indirect parent;

     - our ability to obtain programming at reasonable prices or pass cost increases on to our customers;

     -    general business conditions, economic uncertainty or slowdown; and

     - the effects of governmental regulation, including but not limited to local franchise taxing authorities, on our business.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We undertake no duty or obligation to update any of the forward-looking statements after the date of this Quarterly Report.

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                       2003                2002
                                                                                   -------------       ------------
                                                                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                        $    8,787          $   50,069
   Accounts receivable, less allowance for doubtful accounts of $1,975 and
     $1,949, respectively                                                                9,946               9,637
   Prepaid expenses and other current assets                                             1,558               1,549
                                                                                    ----------          ----------

           Total current assets                                                         20,291              61,255
                                                                                    ----------          ----------

INVESTMENT IN CABLE PROPERTIES:
   Property, plant and equipment, net of accumulated depreciation of
    $350,146 and $233,224, respectively                                                850,888             917,853
   Franchises, net of accumulated amortization of $470,025 and $468,320,
    respectively                                                                     2,124,588           2,126,293
                                                                                    ----------          ----------

           Total investment in cable properties, net                                 2,975,476           3,044,146
                                                                                    ----------          ----------

OTHER NONCURRENT ASSETS                                                                  7,000               8,311
                                                                                    ----------          ----------

           Total assets                                                             $3,002,767          $3,113,712
                                                                                    ==========          ==========

                        LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                            $  105,213          $  139,112
   Payables to manager of cable systems - related parties                                  891              36,281
                                                                                    ----------          ----------

           Total current liabilities                                                   106,104             175,393
                                                                                    ----------          ----------

LONG-TERM DEBT                                                                       1,277,057           1,329,844

OTHER LONG-TERM LIABILITIES                                                            135,350             137,967

MINORITY INTEREST                                                                      678,089             667,961

MEMBER'S EQUITY                                                                        806,167             802,547
                                                                                    ----------          ----------

           Total liabilities and member's equity                                    $3,002,767          $3,113,712
                                                                                    ==========          ==========

   See accompanying notes to the condensed consolidated financial statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                           SEPTEMBER 30,
                                                                   ------------------                       -----------------
                                                                2003                2002                2003                2002
                                                                ----                ----                ----                ----
                                                                                  (RESTATED)                              (RESTATED)
REVENUES                                                      $ 168,378           $ 155,955           $ 495,717           $ 443,960
                                                              ---------           ---------           ---------           ---------

COSTS AND EXPENSES:
   Operating (excluding depreciation and amortization and
      other items listed below)                                  63,474              55,253             188,632             166,216
   Selling, general and administrative                           31,055              28,919              92,732              90,481
   Depreciation and amortization                                 39,184              36,324             126,824             103,961
   Option compensation expense, net                                  40                  --                  50                  --
   Special charges, net                                             207                  --                 370                  --
                                                              ---------           ---------           ---------           ---------

                                                                133,960             120,496             408,608             360,658
                                                              ---------           ---------           ---------           ---------

       Income from operations                                    34,418              35,459              87,109              83,302
                                                              ---------           ---------           ---------           ---------

OTHER INCOME AND EXPENSE:
   Interest expense, net                                        (22,078)            (22,891)            (68,394)            (65,578)
   Gain (loss) on derivative instruments and hedging
     activities, net                                              6,007             (23,983)              2,312             (34,502)
   Other, net                                                        --                (361)                 --                (343)
                                                              ---------           ---------           ---------           ---------

                                                                (16,071)            (47,235)            (66,082)           (100,423)
                                                              ---------           ---------           ---------           ---------

       Income (loss) before minority interest, income taxes
             and cumulative effect of accounting change          18,347             (11,776)             21,027             (17,121)

MINORITY INTEREST                                                (3,504)             (3,301)            (10,128)             (9,796)
                                                              ---------           ---------           ---------           ---------

       Income (loss) before income taxes and cumulative
             effect of accounting change                         14,843             (15,077)             10,899             (26,917)
                                                              ---------           ---------           ---------           ---------

INCOME TAX BENEFIT (EXPENSE)                                       (484)              1,032              (1,344)              2,123
                                                              ---------           ---------           ---------           ---------

   Income (loss) before cumulative effect of accounting
             change                                              14,359             (14,045)              9,555             (24,794)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX                   --                  --                  --            (414,756)
                                                              ---------           ---------           ---------           ---------

           Net income (loss)                                  $  14,359           $ (14,045)          $   9,555           $(439,550)
                                                              =========           =========           =========           =========

   See accompanying notes to the condensed consolidated financial statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                          NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                    ------------------------------
                                                                                                      2003                2002
                                                                                                    ---------           ----------
                                                                                                                        (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                                $   9,555           $(439,550)
   Adjustments to reconcile net income (loss) to net cash flows from operating activities:
     Depreciation and amortization                                                                    126,824             103,961
     Minority interest                                                                                 10,128               9,796
     Noncash interest expense                                                                          14,978              13,380
     (Gain) loss on derivative instruments and hedging instruments                                     (2,312)             34,502
     Deferred income taxes                                                                              1,344              (2,123)
     Stock compensation expense                                                                            50                  --
     Cumulative effect of accounting change                                                                --             414,756
   Changes in operating assets and liabilities, net of effects from acquisitions:
     Accounts receivable                                                                                 (309)               (949)
     Prepaid expenses and other assets                                                                   (291)              3,058
     Accounts payable, accrued expenses and other                                                     (32,219)            (33,490)
     Payables to manager of cable systems - related party                                             (39,403)            (17,794)
                                                                                                    ---------           ---------

           Net cash flows from operating activities                                                    88,345              85,547
                                                                                                    ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                                         (48,398)           (185,994)
   Change in accounts payable and accrued expenses related to capital expenditures                     (8,670)            (11,095)
   Other                                                                                                   --                 (55)
                                                                                                    ---------           ---------

           Net cash flows from investing activities                                                   (57,068)           (197,144)
                                                                                                    ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of long-term debt                                                                        80,000             315,000
   Repayments of long-term debt                                                                      (146,559)           (206,506)
   Borrowings from related party                                                                           --              38,060
   Repayments to related party                                                                             --             (65,060)
   Payment of deferred financing costs                                                                     --              (3,704)
   Contributions from manager - related party                                                              --             108,967
   Distributions to manager - related party                                                            (6,000)            (15,000)
                                                                                                    ---------           ---------

           Net cash flows from financing activities                                                   (72,559)            171,757
                                                                                                    ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (41,282)             60,160

CASH AND CASH EQUIVALENTS, beginning of period                                                         50,069                  --
                                                                                                    ---------           ---------

CASH AND CASH EQUIVALENTS, end of period                                                            $   8,787           $  60,160
                                                                                                    =========           =========

CASH PAID FOR INTEREST                                                                              $  52,231           $  52,199
                                                                                                    =========           =========

   See accompanying notes to the condensed consolidated financial statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of CC V Holdings, LLC include the accounts of CC V Holdings, LLC and all of its wholly-owned subsidiaries (collectively, the Company). In June and July of 2003, the Company was part of a reorganizational restructuring of its parent company. As part of the reorganization, Charter Communications Holdings LLC (Charter Holdings), the Company's direct parent prior to the reorganization, formed CCH II, LLC (CCH
II). Charter Holdings then contributed all of its equity interests in all of its subsidiaries (except Charter Communications Capital Corporation and Charter Communications Operating, LLC), including the Company, to a newly-formed subsidiary (CCO NR Holdings, LLC), and then contributed CCO NR Holdings, LLC to Charter Communications Operating, LLC. Charter Communications Operating, LLC was then contributed to a newly-formed parent (CCO Holdings, LLC), which was then contributed to CCH II. Thereafter, CCH I, LLC (CCH I) was formed as a new subsidiary of Charter Holdings, and Charter Holdings contributed its interest in CCH II to CCH I. These companies along with Charter Communications, Inc. (Charter), Charter Holdings' indirect parent and the Company's manager, are collectively referred to herein as the "Parent Companies".

As of September 30, 2003, the Company owns and operates cable systems serving approximately 941,500 customers. The Company owns and operates cable systems that provide a full range of video, data and other advanced broadband services. The Company also provides commercial high-speed data and video services and sells advertising and production services. The Company operates primarily in the states of Michigan, Minnesota and Wisconsin and in the New England area.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report. The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

2.       LIQUIDITY AND CAPITAL RESOURCES

The Company has achieved net income of $14 million and $10 million for the three and nine months ended September 30, 2003, respectively, and has incurred net losses of $14 million and $440 million for the three and nine months ended September 30, 2002, respectively. The Company's net cash flows from operating activities were $88 million and $86 million for the nine months ended September 30, 2003 and 2002, respectively. The Company has historically required significant cash to fund capital expenditures and debt service costs. Historically, the Company has funded these requirements through cash flows from operating activities, borrowings under the credit facilities of the Company's subsidiary, equity contributions from Charter Holdings, borrowings from related parties and cash on hand. The mix of funding sources changes from period to period, but for the nine months ended September 30, 2003, approximately 68% of the Company's capital funding requirements were from cash flows from operating activities and 32% was from cash on hand.

                      CC V HOLDINGS, LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

The Company expects that cash on hand, cash flows from operating activities and the funds available under its subsidiary's credit facilities will be adequate to meet its 2003 cash needs. As of September 30, 2003, the Company held $9 million in cash and cash equivalents and it had total potential unused availability of $328 million under the CC VIII Operating credit facilities, $317 million of which was available based upon the Company's financial covenants at that time. However, continued access to these credit facilities is subject to certain restrictive covenants, portions of which are subject to the operating results of the Company's subsidiaries. The Company's 2003 operating plan anticipates maintaining compliance with these covenants. If the Company's actual operating results do not maintain compliance with these covenants, or if other events of noncompliance occur, funding under the credit facilities may not be available and defaults on some or potentially all debt obligations could occur.

The Company's long-term financing structure as of September 30, 2003 includes $1.1 billion of credit facility debt and $177 million of high-yield debt. Approximately $86 million of this financing matures during 2003 and the Company expects to fund this through availability under its credit facilities. Note 6 discusses the Company's current availability and long-term obligations.

3.       RESTATEMENT OF CONSOLIDATED FINANCIAL RESULTS

As discussed in the Company's 2002 Form 10-K, the Company identified a series of adjustments that have resulted in the restatement of previously announced quarterly results for the first three quarters of fiscal 2002. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs; (iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; (vi) deferred tax liabilities/franchise assets; and
(vii) other adjustments. These adjustments have been reflected in the accompanying condensed consolidated financial statements and reduced revenues for the three and nine months ended September 30, 2002 by $3 million and $9 million, respectively. The Company's consolidated net loss decreased by $14 million and increased by $354 million for the three and nine months ended September 30, 2002, respectively. In addition, as a result of certain of these adjustments, the Company's statement of cash flows for the nine months ended September 30, 2002 has been restated. Cash flows from operating activities for the nine months ended September 30, 2002 were decreased by $4 million. The more significant categories of adjustments relate to the following as outlined below.

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenues by $2 million and $4 million for the three and nine months ended September 30, 2002, respectively. The corresponding amortization of such deferred amounts reduced programming expenses by $2 million and $5 million for the three and nine months ended September 30, 2002, respectively.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenues of $213 and $874 for the three and nine months ended September 30, 2002, respectively. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of the Company's rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $2 million and $4 million for the three and nine months ended September 30, 2002, respectively.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $3 million and $6 million for the three and nine months ended September 30, 2002, respectively. The Company discontinued this program in the third quarter of 2002 as

                      CC V HOLDINGS, LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, Charter initiated a three-year program to replace and upgrade a substantial portion of its network, which included a substantial portion of the Company's network. In connection with this plan, the Company assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that a portion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. The Company also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment reduced property, plant and equipment and increased franchise assets by $54 million. In addition, the depreciation period for the assets subject to replacement was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by $20 million and $64 million for the three and nine months ended September 30, 2002, respectively.

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

Other Adjustments. In addition to the items described above, other adjustments of expenses include certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net loss is an increase of $2 million and $5 million for the three and nine months ended September 30, 2002, respectively.

The following tables summarize the effects of the adjustments on the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2002.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                 SEPTEMBER 30, 2002                       SEPTEMBER 30, 2002
                                                           -------------------------------         -------------------------------
                                                               AS                                      AS
                                                            PREVIOUSLY                              PREVIOUSLY
                                                             REPORTED            RESTATED            REPORTED            RESTATED
                                                            ----------          ----------          ----------          ----------
Revenues                                                    $ 159,350           $ 155,955           $ 452,844           $ 443,960
Income from operations                                         22,375              35,459              27,342              83,302
Minority interest                                              (3,301)             (3,301)             (9,796)             (9,796)
Cumulative effect of accounting change, net of tax                 --                  --              (3,813)           (414,756)
Net loss                                                      (27,935)            (14,045)            (85,767)           (439,550)

                      CC V HOLDINGS, LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2002
                                                --------------------------------
                                                AS PREVIOUSLY
                                                  REPORTED             RESTATED
                                                --------------        ----------
Net cash flows from operating activities          $  89,469           $  85,547
Net cash flows from investing activities           (201,066)           (197,144)
Net cash flows from financing activities            171,757             171,757

4. FRANCHISES

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

The following table presents the Company's indefinite-lived and finite-lived intangible assets as of September 30, 2003 and December 31, 2002 (dollars in thousands):

                                   SEPTEMBER 30, 2003                                           DECEMBER 31, 2002
                    --------------------------------------------------          --------------------------------------------------
                      GROSS                                    NET                GROSS                                    NET
                     CARRYING          ACCUMULATED           CARRYING            CARRYING          ACCUMULATED           CARRYING
                      AMOUNT           AMORTIZATION           AMOUNT              AMOUNT           AMORTIZATION           AMOUNT
                    ----------         ------------         ----------          ----------         ------------         ----------
Franchises with
 indefinite lives   $2,568,685          $  462,879          $2,105,806          $2,568,685          $  462,879          $2,105,806
Franchises with
 finite lives       $   25,928          $    7,146          $   18,782          $   25,928          $    5,441          $   20,487

Franchise amortization expense for each of the nine months ended September 30, 2003 and 2002 was $2 million, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. For each of the next five years, amortization expense relating to these franchises is expected to be approximately $2 million. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

                      CC V HOLDINGS, LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of the dates presented:

                                          SEPTEMBER 30,     DECEMBER 31,
                                              2003              2002
                                          -------------     ------------
Accounts payable                            $  9,792          $ 21,881
Capital expenditures                           4,636            13,306
Accrued interest                              12,957            11,244
Programming costs                             35,268            37,536
Accrued general and administrative             8,403            18,566
State sales tax                                8,127             8,672
Other accrued expenses                        26,030            27,907
                                            --------          --------
                                            $105,213          $139,112
                                            ========          ========

6. LONG-TERM DEBT

Long-term debt consists of the following as of the dates presented (dollars in thousands):

                                            SEPTEMBER 30,          DECEMBER 31,
                                                2003                  2002
                                            -------------          ------------
CC VIII Operating credit facilities          $ 1,100,451           $ 1,166,000
CC V Holdings senior discount notes              179,750               179,750
Other                                                 --                 1,004
                                             -----------           -----------
                                               1,280,201             1,346,754

Less: unamortized net discount                    (3,144)              (16,910)
                                             -----------           -----------

                                             $ 1,277,057           $ 1,329,844
                                             ===========           ===========

As of September 30, 2003, outstanding borrowings were $1.1 billion under the CC VIII Operating credit facilities, and unused total potential availability was $328 million, $317 million of which would have been available based on financial covenants as of September 30, 2003.

7. COMPREHENSIVE LOSS

The Company reports changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, in accumulated other comprehensive loss. Comprehensive income for the three and nine months ended September 30, 2003 was $17 million and $10 million, respectively. Comprehensive loss for the three and nine months ended September 30, 2002 was $25 million and $455 million, respectively.

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

                      CC V HOLDINGS, LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those that effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended September 30, 2003 and 2002, other expense includes gains of $332 and $474, respectively, and for the nine months ended September 30, 2003 and 2002, other expenses includes gains of $470 and losses of $872, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. For the three months ended September 30, 2003 and 2002, a gain of $3 million and a loss of $11 million, respectively, and for the nine months ended September 30, 2003 and 2002, a gain of $20 and a loss of $15 million, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as a gain or loss on interest rate agreements. For the three months ended September 30, 2003 and 2002, the Company recorded other income of $6 million and other expense of $24 million, respectively, and for the nine months ended September 30, 2003 and 2002, recorded other income of $2 million and other expense of $34 million, respectively, for interest rate derivative instruments not designated as hedges.

As of September 30, 2003 and December 31, 2002, the Company had outstanding $700 million in notional amounts of interest rate swaps. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The Company does not hold collateral for these instruments and is therefore subject to credit loss in the event of nonperformance by the counterparty to the interest rate exchange agreement. However, the counterparties are banks, and we do not anticipate nonperformance by any of them on any interest rate exchange agreement.

9. SPECIAL CHARGES

In the fourth quarter of 2002, the Company recorded a special charge of $3 million for severance costs associated with its workforce reduction program and the consolidation of its operations, elimination of redundant practices and streamlining its management structure. The Company intended to terminate approximately 138 employees, of which 19 employees were terminated in the fourth quarter of 2002. In total, approximately 9 and 157 employees were terminated during the three and nine months ended September 30, 2003, respectively. Severance payments are made over a period of up to twelve months with approximately $1 million and $2 million paid during the three and nine months ended September 30, 2003, respectively. As of September 30, 2003 and December 31, 2002, a liability of approximately $1 million and $3 million, respectively, is recorded on the accompanying condensed consolidated balance sheet related to the realignment activities. In addition, for the nine months ended September 30, 2003, a $0.3 million settlement was received related to the transition of data customers in 2001 from the Internet service provider Excite@Home to our Charter Pipeline service which was recorded in special charges.

10. INCOME TAXES

The Company is a single member limited liability company not subject to income tax. The Company holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are not subject to income tax. However, certain of the Company's indirect subsidiaries are corporations and are subject

                      CC V HOLDINGS, LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

to income tax.

As of September 30, 2003 and December 31, 2002, the Company has net deferred income tax liabilities of approximately $18 million. These relate to certain of the Company's indirect subsidiaries, which file separate income tax returns.

During the three months ended September 30, 2003 and 2002, the Company recorded $484 of income tax expense and $1 million of income tax benefit, respectively. During the nine months ended September 30, 2003 and 2002, the Company recorded $1.3 million of income tax expense and $2.1 million of income tax benefit, respectively. The income tax expense recorded for the three and nine months ended September 30, 2003 is the result of federal and state income taxes payable of certain of the Company's indirect subsidiaries. The income tax benefit recorded for the three and nine months ended September 30, 2002 was the result of changes in deferred taxes related to the differences in accounting for franchises.

The Company is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2000 and 1999. Management does not expect the results of this examination to have a material adverse effect on the Company's consolidated financial position or results of operations.

11. CONTINGENCIES

Fourteen putative federal class action lawsuits (the "Federal Class Actions") have been filed against Charter, the Company's manager and indirect parent, and certain of Charter's former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter's securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter's operations and prospects.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the "Panel") to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel's transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel's transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the consolidated class action. Motions to dismiss the Consolidated Amended Complaint have been filed.

On September 12, 2002, a shareholders derivative suit (the "State Derivative Action") was filed in Missouri state court against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the "Federal Derivative Action"), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the "Delaware Class Actions"). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter

                      CC V HOLDINGS, LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

at an unfair price. The lawsuits were brought on behalf of Charter's securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such proposed transaction by Mr. Allen has been presented.

The lawsuits discussed above are each in preliminary stages. No reserves have been established for those matters because the Company believes they are either not estimable or not probable. Charter has advised the Company that it intends to vigorously defend the lawsuits.

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

Charter has advised us that it is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on Charter's and the Company's results of operations and financial condition.

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

In addition to the matters set forth above, Charter and the Company are also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Charter has directors' and officers' liability insurance coverage that it believes is available for these matters, where applicable, and subject to the terms, conditions and limitations of the respective policies.

12. MINORITY INTEREST - RELATED PARTY

As part of the acquisition of the cable television systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, LLC (CC
VIII), the Company's indirect limited liability company subsidiary, issued Class A Preferred Membership Interests (collectively, the "CC VIII Interest") with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, now owned by Comcast Corporation (the "Comcast Sellers"). While held by the Comcast Sellers, the CC VIII Interest was entitled to a 2% priority return on its initial capital amount and such priority return was entitled to preferential distributions from available cash and upon liquidation of CC VIII. While held by the Comcast Sellers, the CC VIII Interest generally did not share in the profits and losses of CC VIII. Paul Allen granted the Comcast Sellers the right to sell to him the CC VIII Interest for approximately $630 million plus 4.5% interest annually from February 2000

                      CC V HOLDINGS, LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

(the "Comcast Put Right"). In April 2002, the Comcast Sellers exercised the Comcast Put Right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen has become the holder of the CC VIII Interest indirectly through an affiliate. Consequently, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter will be allocated his pro rata share (based on the number of membership interests outstanding) of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen will not be entitled to any priority distributions (except with respect to the 2% priority return, as to which such priority will continue to accrete), and Mr. Allen's share of any remaining distributions in liquidation will be equal to the initial capital account of the Comcast Sellers of approximately $630 million, increased or decreased by Mr. Allen's pro rata share of CC VIII's profits or losses (as computed for capital account purposes) after June 6, 2003. At September 30, 2003, Mr. Allen's CC VIII Interest was $678 million. The limited liability company agreement of CC VIII does not provide for a mandatory redemption of the CC VIII Interest.

An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII Interest following consummation of the Comcast Put Right. Charter's Board of Directors formed a Special Committee initially comprised of Messrs. Tory, Wangberg and Nelson to investigate and take any other appropriate action on its behalf with respect to this matter. Charter's Board of Directors recently appointed David Merritt to the Special Committee to take the place of Mr. Nelson, who is no longer a director of Charter. After conducting an investigation of the facts and circumstances relating to this matter, the Special Committee has reached a preliminary determination that, due to a mistake that occurred in preparing the Bresnan transaction documents, Charter should seek the reformation of certain contractual provisions in such documents and has notified Mr. Allen of this conclusion. The Special Committee also has preliminarily determined that, as part of such contract reformation, Mr. Allen should be required to contribute the CC VIII Interest to Charter Communications Holding Company, LLC (Charter Holdco) in exchange for Charter Holdco membership units. The Special Committee also has recommended to the Board of Directors that, to the extent the contract reformation is achieved, the Board should consider whether the CC VIII Interest should ultimately be held by Charter Holdco or Charter Holdings or another entity owned directly or indirectly by them. Mr. Allen has notified the Special Committee that he disagrees with the Special Committee's preliminary determinations. The parties engaged in a process of non-binding mediation to seek to resolve this matter, without success. The Special Committee is evaluating what further actions or processes it may undertake to resolve this dispute, which may include alternative dispute resolution proceedings or the initiation of judicial proceedings in the Delaware Court of Chancery.

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

All comparisons and references in this Form 10-Q to results for the nine months ended September 30, 2002 are to the restated results. See "Restatement of Consolidated Financial Statements" below and Note 3 to our condensed consolidated financial statements contained in "Item 1. Financial Statements" for a more detailed discussion of the restatement.

As used herein, the "Company" refers to CC V Holdings, LLC and subsidiaries. "We", "us" and "our" refer to the Company and CC V Finance, Inc., collectively. Our "parent companies" refers collectively to CCO NR Holdings, Charter Communications Operating, LLC (Charter Operating), CCO Holdings, LLC (CCO Holdings), CCH II, LLC (CCH II), CCH I, LLC (CCH I), Charter Holdings and Charter Communications, Inc. (Charter).

INTRODUCTION

We have a history of net losses. Historically our net losses were principally attributable to the substantial interest costs we incurred because of our high level of debt, the significant depreciation expenses that we incurred resulting from the extensive capital investments we had made in our cable properties and the amortization and impairment of our franchise intangibles. We expect interest cost and depreciation expenses will remain substantial. However, with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, we no longer are required to amortize indefinite-lived assets (franchises) but rather test for impairment on an annual basis.

The first cash interest payment on our public notes was due in October 2003. We are now required to pay interest in cash each April and October. In addition, our outstanding public notes will mature in 2008. We expect that we will be reliant on loans and capital contributions from our parent companies to repay our public notes at maturity. However, there can be no assurance that our parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As discussed in our 2002 Form 10-K, we identified a series of adjustments that have resulted in the restatement of previously announced quarterly results for the first three quarters of fiscal 2002. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs;
(iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; (vi) deferred tax liabilities/franchise assets; and (vii) other adjustments. These adjustments have been reflected in the accompanying condensed consolidated financial statements and reduced revenues for the three and nine months ended September 30, 2002 by $3 million and $9 million, respectively. Our consolidated net loss decreased by $14 million and increased by $354 million for the three and nine months ended September 30, 2002, respectively. In addition, as a result of certain of these adjustments, our statement of cash flows for the nine months ended September 30, 2002 has been restated. Cash flows from operating activities for the nine months ended September 30, 2002 decreased by $4 million. The more significant categories of adjustments relate to the following as outlined below (dollars in thousands, except where indicated).

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenues by $2 million and $4 million for the three and nine months ended September 30, 2002, respectively. The corresponding amortization of such deferred amounts reduced programming expenses by $2 million and $5 million for the three and nine months ended September 30, 2002, respectively.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenues of $213 and $874 for the three and nine months ended September 30, 2002. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of our rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $2 million and $4 million for the three and nine months ended September 30, 2002, respectively.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $3 million and $6 million for the three and nine months ended September 30, 2002, respectively. We discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, Charter initiated a three-year program to replace and upgrade a substantial portion of its network, which included a portion of our network. In connection with this plan, we assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that a portion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. We also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment reduced property, plant and equipment and increased franchise assets by $54 million. In addition, the depreciation period for the assets subject to replacement was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by $20 million and $64 million for the three and nine months ended September 30, 2002, respectively.

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

Other Adjustments. In addition to the items described above, other adjustments of expenses include certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net loss is an increase of $2 million and $5 million for the three and nine months ended September 30, 2002, respectively.

The following tables summarize the effects of the adjustments on the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2002 (dollars in thousands).

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                 SEPTEMBER 30, 2002                       SEPTEMBER 30, 2002
                                                            ------------------------------          ------------------------------
                                                                AS                                      AS
                                                            PREVIOUSLY                              PREVIOUSLY
                                                             REPORTED            RESTATED           REPORTED             RESTATED
                                                            ----------          ----------          -----------         ---------
Revenues                                                    $ 159,350           $ 155,955           $ 452,844           $ 443,960
Income from operations                                         22,375              35,459              27,342              83,302
Minority interest                                              (3,301)             (3,301)             (9,796)             (9,796)
Cumulative effect of accounting change, net of tax                 --                  --              (3,813)           (414,756)
Net loss                                                      (27,935)            (14,045)            (85,767)           (439,550)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2002
                                                --------------------------------
                                                AS PREVIOUSLY
                                                  REPORTED             RESTATED
                                                --------------        ----------
Net cash flows from operating activities          $  89,469           $  85,547
Net cash flows from investing activities           (201,066)           (197,144)
Net cash flows from financing activities            171,757             171,757

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We disclosed our critical accounting policies and the means by which we develop estimates therefor in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

The following table summarizes amounts and the percentages of total revenues for certain items for the periods indicated (dollars in thousands):

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                        ---------------------------------------
                                                                               2003                 2002
                                                                        -----------------    ------------------
Revenues                                                                $ 495,717    100%    $ 443,960     100%
--------                                                                ---------    ---     ---------     ---
Costs and expenses:
   Operating (excluding depreciation and amortization and other items
     listed below)                                                        188,632     38%      166,216      38%
   Selling, general and administrative                                     92,732     19%       90,481      20%
   Depreciation and amortization                                          126,824     25%      103,961      23%
   Option compensation expense, net                                            50     --%           --      --%
   Special charges, net                                                       370     --%           --      --%
                                                                        ---------    ---     ---------     ---

                                                                          408,608     82%      360,658      81%
                                                                        ---------    ---     ---------     ---

       Income from operations                                              87,109     18%       83,302      19%
                                                                        ---------    ---     ---------     ---

Other income and expense:
   Interest expense, net                                                  (68,394)             (65,578)
   Gain (loss) on derivative instruments and hedging activities, net        2,312              (34,502)

   Other, net                                                                  --                 (343)
                                                                        ---------            ---------

                                                                          (66,082)            (100,423)
                                                                        ---------            ---------

       Income (loss) before minority interest, income taxes and
             cumulative effect of accounting change                        21,027              (17,121)

Minority interest                                                         (10,128)              (9,796)
                                                                        ---------            ---------

       Income (loss) before income taxes and cumulative effect of
             accounting change                                             10,899              (26,917)
                                                                        ---------            ---------

Income tax benefit (expense)                                               (1,344)               2,123
                                                                        ---------            ---------

       Income (loss) before cumulative effect of accounting change          9,555              (24,794)

Cumulative effect of accounting change, net of tax                             --             (414,756)
                                                                        ---------            ---------

       Net income (loss)                                                $   9,555            $(439,550)
                                                                        =========            =========

REVENUES. Revenues increased $51.8 million, or 12%, to $495.7 million for the nine months ended September 30, 2003 from $444.0 million for the nine months ended September 30, 2002. This increase is principally the result of increases in the number of high-speed data and digital video customers as well as price increases for video and data services, and is offset somewhat by the decline in analog video customers. At September 30, 2003, we have 17,100 analog video customers, 18,800 digital video customers and 16,400 high-speed data customers that were obtained through promotional programs and are in their free service period. These free service periods generally expire in November 2003. We believe this strategy will reposition our services to these consumers and build a foundation for expected increases in revenues in the future. We have instituted specific retention programs in the fourth quarter for customers added from these promotional offers which include offering additional incremental services such as video-on-demand, subscription video-on-demand and increased speed and broadband content for our high-speed data platform. Our goal is to increase revenues by reversing our analog video customer losses, implementing limited price increases on certain services and packages and increasing revenues from incremental high-speed data services, digital video and commercial services to new and existing customers.

In the third quarter of 2003, we changed our revenue classifications. Commercial revenue, which was included within the video, high-speed data, and other revenue line items on our statements of operations, is now broken out as a separate component of revenue. Revenues by service offering are as follows (dollars in thousands):

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                         ---------------------------------------------------------------------------------------------------------
                                     2003                                 2002                              2003 OVER 2002
                         ---------------------------           ---------------------------           ----------------------------
                                              % OF                                  % OF
                          AMOUNT            REVENUES            AMOUNT            REVENUES            CHANGE             % CHANGE
                         --------           --------           --------           --------           --------            --------
Video                    $344,630                 70%          $327,292                 74%          $ 17,338                   5%
High-speed data            66,975                 13%            39,893                  9%            27,082                  68%
Advertising sales          23,524                  5%            25,231                  6%            (1,707)                 (7)%
Commercial                 29,516                  6%            23,572                  5%             5,944                  25%
Other                      31,072                  6%            27,972                  6%             3,100                  11%
                         --------           --------           --------           --------           --------
                         $495,717                100%          $443,960                100%          $ 51,757                  12%
                         ========           ========           ========           ========           ========

Video revenues consist primarily of revenues from analog and digital video services. Video revenues increased by $17.3 million, or 5%, to $344.6 million for the nine months ended September 30, 2003 as compared to $327.3 million for the nine months ended September 30, 2002. The increase was primarily due to rate increases and the addition of digital video customers, offset somewhat by the decline in analog video customers.

High-speed data revenues increased $27.1 million, or 68%, from $39.9 million for the nine months ended September 30, 2002 to $67.0 million for the nine months ended September 30, 2003. The increase was primarily due to the addition of high-speed data customers. We increased the number of our high-speed data customers within our existing service areas and were able to offer this service to more of our customers, as the estimated percentage of homes passed that could receive high-speed data service increased as a result of our system upgrades.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales decreased $1.7 million, or 7%, from $25.2 million for the nine months ended September 30, 2002 to $23.5 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2003 and 2002, we received $827 and $6.9 million, respectively, in advertising revenue from vendors.

Commercial revenues consist primarily of revenues from commercial analog, digital and high-speed data services. Commercial revenues increased $5.9 million, or 25%, from $23.6 million for the nine months ended September 2002 to $29.5 million for the nine months ended September 30, 2003 primarily due to an increase in commercial high-speed data revenues.

Other revenues consist primarily of revenues from franchise fees, late payment fees, customer installations, wire maintenance fees, home shopping, equipment rental, dial-up Internet service and other miscellaneous revenues. Other revenues increased $3.1 million, or 11%, from $28.0 million for the nine months ended September 2002 to $31.1 million for the nine months ended September 30, 2003 primarily due to an increase in customer installation and wire maintenance fees.

OPERATING EXPENSES. Operating expenses increased $22.4 million, or 13%, to $188.6 million for the nine months ended September 30, 2003 from $166.2 million for the nine months ended September 30, 2002. Total programming costs paid to programmers were $125.0 million and $112.3 million, representing 31% of total costs and expenses for the nine months ended September 30, 2003 and 2002, respectively. Key components of operating expenses as a percentage of revenues are as follows (dollars in thousands):

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                           --------------------------------------------------------------------------------------------------------
                                      2003                                  2002                              2003 OVER 2002
                           ---------------------------           ---------------------------           ----------------------------
                                                % OF                                  % OF                                   %
                            AMOUNT            REVENUES            AMOUNT            REVENUES            CHANGE             CHANGE
                           --------           --------           --------           --------           --------            --------
Programming costs          $124,984               25%            $112,315              25%             $ 12,669              11%
Advertising sales             8,940                2%               7,973               2%                  967              12%
Service costs                54,708               11%              45,928              11%                8,780              19%
                           --------               --             --------              --              --------
                           $188,632               38%            $166,216              38%             $ 22,416              13%
                           ========               ==             ========              ==              ========

Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programs. The increase in programming costs of $12.7 million, or 11%, was primarily due to price increases, particularly in sports programming, and an increased number of channels carried on our systems and an increase in digital video customers, partially offset by decreases in analog video customers. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels against programming costs of $6 million for each of the nine months ended September 30, 2003 and 2002. Programming costs for the nine months ended September 30, 2003 also include a $1.3 million reduction related to changes in estimates of programmer-related disputes, which represented 1% of the nine months programming costs.

Our cable programming costs have increased, in every year we have operated, in excess of customary inflationary and cost-of-living type increases, and they are expected to continue to increase due to a variety of factors, including additional programming being provided to customers as a result of system rebuilds that increase channel capacity, increased costs to produce or purchase cable programming, increased costs from certain previously discounted programming, and inflationary or negotiated annual increases. Our increasing programming costs will result in declining video product margins to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional core services with revenue from other video services, increased incremental high-speed data revenues, advertising revenues and commercial services revenue.

Advertising sales expenses consist of costs related to traditional advertising services, including salaries and benefits and commissions. Advertising sales expenses increased $967 due to an increase in sales commissions. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $8.8 million, or 19%, resulted primarily from additional activity associated with on-going infrastructure maintenance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2.3 million, or 2%, from $90.5 million for the nine months ended September 30, 2002 to $92.7 million for the nine months ended September 30, 2003. Key components of expense as a percentage of revenues are as follows (dollars in thousands):

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                          --------------------------------------------------------------------------------------------------
                                     2003                                2002                           2003 OVER 2002
                          --------------------------          --------------------------          --------------------------
                                              % OF                               % OF
                           AMOUNT           REVENUES          AMOUNT            REVENUES           CHANGE           % CHANGE
                          -------           --------          -------           --------          --------          --------
General and
  administrative          $80,962             16%             $74,467             17%             $ 6,495               9%
Marketing                  11,770              3%              16,014              3%              (4,244)            (27)%
                          -------             --              -------             --              -------

                          $92,732             19%             $90,481             20%             $ 2,251               2%
                          =======             ==              =======             ==              =======

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, bad debt expense and property taxes. The increase in general and administrative expenses of $6.5 million, or 9%, resulted primarily from increases in customer service costs and network related expenses.

Marketing expenses decreased $4.2 million, or 27%, due to reduced promotional activity related to our service offerings including reductions in advertising, telemarketing and direct sales activities. However, we expect marketing expenses to increase in subsequent quarters.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $22.9 million, or 22%, from $104.0 million for the nine months ended September 30, 2002 to $126.8 million for the nine months ended September 30, 2003. This increase was due primarily to an increase in depreciation expense related to additional capital expenditures in 2003 and 2002.

OPTION COMPENSATION EXPENSE, NET. On January 1, 2003, we adopted SFAS No. 123 "Accounting for Stock-Based Compensation" using the prospective method under which we recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date. Option compensation expense of $50 was recognized for the nine months ended September 30, 2003.

SPECIAL CHARGES, NET. Special charges of $0.4 million for the nine months ended September 30, 2003 primarily represents $0.7 million of severance and related costs of our ongoing initiative to reduce our workforce coupled with a $0.3 million credit from a settlement from the Internet service provider Excite@Home related to our conversion of certain high-speed data customers to Charter Pipeline service in 2001. We expect to continue to record additional special charges in 2003 related to the continued reorganization of our operations.

INTEREST EXPENSE, NET. Interest expense increased by $2.8 million, or 4%, to $68.4 million for the nine months ended September 30, 2003 from $65.6 million for the nine months ended September 30, 2002. The increase was primarily due to an increase in our weighted average debt outstanding to $1.34 billion during the nine months ended September 30, 2003 from $1.25 billion during the nine months ended September 30, 2002 partially offset by a decrease in our average borrowing rate from 6.4% during the nine months ended September 30, 2002 to 6.3% during the nine months ended September 30, 2003.

OTHER, NET. Other expense of $343 for the nine months ended September 30, 2002 represents various miscellaneous expenses.

MINORITY INTEREST. Minority interest expense represents the 2% accretion of the preferred membership interests in CC VIII, LLC and since June 6, 2003, the pro rata share of the profits of CC VIII.

INCOME TAX BENEFIT (EXPENSE). Income tax expense of $1.3 million and income tax benefit of $2.1 million for the nine months ended September 30, 2003 and 2002, respectively, represents state income tax benefits or expense primarily related to certain indirect corporate subsidiaries of the Company which file separate income tax returns.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Cumulative effect of accounting change in 2002 represents the impairment charge recorded as a result of changes in deferred taxes related to the differences in accounting for franchises.

NET INCOME (LOSS). Net loss decreased by $449.1 million from a net loss of $439.6 million for the nine months ended September 30, 2002 to net income of $9.6 million for the nine months ended September 30, 2003 as a result of the combination of factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

INTRODUCTION

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to debt facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt. The first part of this section, entitled "Overview" summarizes our outstanding debt and provides an overview of these topics. The second part of this section, entitled "Historical Operating, Financing and Investing Activities" provides information regarding the cash provided from or used in our operating, financing and investing activities during the nine months ended September 30, 2003 and 2002. The third part of this section, entitled "Capital Expenditures" provides more detailed information regarding our historical capital expenditures and our planned capital expenditures going forward.

OVERVIEW

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have historically funded our operating activities through cash flows from operating activities. We have funded capital requirements through cash flows from operating activities, borrowings under the credit facilities of the Company's subsidiary, equity contributions from our parent companies, borrowings from related parties and cash on hand. The mix of funding sources changes from period to period, but for the nine months ended September 30, 2003, approximately 68% of the Company's capital funding requirements were from cash flows from operating activities and 32% was from cash on hand. We expect that our mix of sources of funds will continue to change in the future based on our overall capital needs relative to our cash flow and on the availability under the credit facilities of our subsidiary, our parent companies' ability to make additional contributions and our ability to generate cash flows from operating activities.

During 2003, we expect to fund our liquidity and capital requirements principally through cash on hand, cash flows from operating activities, and through borrowings under the CC VIII Operating credit facilities. As of September 30, 2003, we held $9 million in cash and cash equivalents and we had total potential unused availability of $328 million under the CC VIII Operating credit facilities, $317 million of which was available based upon our financial covenants at that time. However, continued access to these credit facilities is subject to our remaining in compliance with the applicable covenants of these credit facilities. In that regard, our indirect parent entered into a commitment letter with Vulcan Inc., which is an affiliate of Paul Allen, pursuant to which Vulcan Inc. agreed to lend, or cause an affiliate to lend to CCO Holdings an aggregate amount of up to $300 million, which amount includes a subfacility of up to $100 million for the issuance of letters of credit, subject to negotiation and execution of definitive documentation, to provide funding to the extent necessary to comply with leverage ratio covenants of subsidiary's credit facilities, including ours, in future quarters. In November 2003, CCO Holdings completed a private placement of 8.75% senior notes for $500 million aggregate principal amount due 2013, and we now intend to terminate the Vulcan commitment.

As of September 30, 2003 and December 31, 2002, long-term debt totaled approximately $1.3 billion. This debt was comprised of approximately $1.1 billion and $1.2 billion of debt under the CC VIII Operating credit facilities, and $177 million and $163 million of high yield debt at September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003, we had unused total potential availability of $328 million under the CC VIII Operating credit facilities, $317 million of which would have been available to us based on our financial covenants at that time. Continued access to these credit facilities is subject to our remaining in compliance with the applicable covenants of these credit facilities. See the section "Liquidity and Capital Resources" of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2002 Annual Report on Form 10-K for a description of our credit facilities and other long-term debt, including certain terms, restrictions and covenants.

As of September 30, 2003 and December 31, 2002, the weighted average interest rate on our bank debt was approximately 5.4%, and the weighted average interest rate on our high yield debt was approximately 11.9%, resulting in a blended weighted average interest rate of 6.3% and 6.2%, respectively. Approximately 69% of our debt effectively bore fixed interest rates including the effects of our interest rate hedge agreements as of September 30, 2003 as compared to approximately 65% at December 31, 2002. The fair value of our total fixed-rate debt was $180 million and $118 million at September 30, 2003 and December 31, 2002, respectively. The fair value of variable-rate debt was $1.0 billion and $943 million at September 30, 2003 and December 31, 2002, respectively. The fair value of fixed-rate debt and variable rate debt is based on quoted market prices.

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

We may also need additional capital if we do not achieve our projected revenues, or if our operating expenses increase. If we are not able to obtain such capital from increases in our cash flows from operating activities, additional borrowings, contributions from affiliates or other sources, we may not be able to fund customer demand for digital video or data services, to offer certain services in certain of our markets or to compete effectively. Consequently, our financial condition and results of operations could suffer materially.

If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available through our existing credit facilities or in traditional debt financings by us, we would consider:

- requesting waivers or amendments with respect to our credit facilities, the availability and terms of which would be subject to market conditions;

- further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

-    selling assets; or

- seeking funding from our parent companies through the issuance of debt or equity by our parent companies, including Charter, Charter Holdings, CCH II, CCO Holdings or Charter Operating, the proceeds of which could be contributed to us.

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

Although in the past, Mr. Allen and his affiliates have purchased equity from Charter and Charter Communications Holding Company, LLC (Charter Holdco) for the purpose of funding capital contributions to us, there is no obligation for Mr. Allen or his affiliates to purchase equity from or contribute or loan funds to us (other than the Vulcan commitment which we intend to terminate) or to our subsidiaries in the future.

As a means of enhancing our liquidity, we are currently attempting to cut costs and reduce capital expenditures.

HISTORICAL OPERATING, FINANCING AND INVESTING ACTIVITIES

We held $9 million in cash and cash equivalents as of September 30, 2003 compared to $50 million in cash and cash equivalents as of December 31, 2002.

OPERATING ACTIVITIES. Net cash provided by operating activities for the nine months ended September 30, 2003 and 2002 was $88 million and $86 million, respectively. Operating activities provided $2 million more cash during the nine months ended September 30, 2003 compared to the corresponding period in 2002 primarily due to increased revenues of $52 million, offset by an increase in operating expenses of $22 million and by the change in operating assets and liabilities of $23 million during the nine months ended September 30, 2003 compared to the corresponding period in 2002.

INVESTING ACTIVITIES. Net cash used in investing activities for the nine months ended September 30, 2003 and 2002 was $57 million and $197 million, respectively. Investing activities used $140 million less cash during the nine months ended September 30, 2003 compared to the corresponding period in 2002 as a result of reductions in capital expenditures.

FINANCING ACTIVITIES. Net cash used in financing activities for the nine months ended September 30, 2003 was $73 million and net cash provided by financing activities for the nine months ended September 30, 2002 was $172 million, respectively. Financing activities used more cash during the nine months ended September 30, 2003 compared to the corresponding period in 2002 primarily due to a reduction in contributions from manager - related party and less net borrowings in 2003.

CAPITAL EXPENDITURES

We have substantial ongoing capital expenditure requirements. We made purchases of property, plant and equipment of $48 million and $186 million for the nine months ended September 30, 2003 and 2002, respectively. The majority of the capital expenditures in 2003 related to customer premise equipment and our rebuild and upgrade program. Upgrading our cable systems has enabled us to offer digital television, high-speed data services, video-on-demand, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our funding of capital expenditures in 2003 were funded primarily from cash flows from operating activities and cash on hand. In addition, during the nine months ended September 30, 2003 and 2002, our liabilities related to capital expenditures decreased by $9 million and $11 million, respectively.

During 2003, we expect to spend approximately $90 million to $120 million in the aggregate on capital expenditures. We expect our capital expenditures in 2003 will be lower than 2002 levels because our rebuild and upgrade activities are largely completed, as a greater portion of our workforce is focused on maintenance and period related activities, our purchases of digital set-top terminals have declined and the value of installation related activities has declined.

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Quarterly Report and in our 2002 Annual Report on Form 10-K that could materially impact our business, results of operations and financial condition.

LIQUIDITY. Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. Our ongoing operations will depend on our ability to generate cash and to secure financing in the future. We have historically funded liquidity and capital requirements through cash flows from operating activities, borrowings under the credit facilities of our subsidiary and capital contributions from our indirect parent companies and cash on hand. We believe, however, that at this time we have limited access to the debt markets, our indirect parent companies have limited access to the debt and equity markets in light of their significant levels of debt, current market conditions and downgrades to their debt securities.

Our ability to conduct operations is dependent on our continued access to borrowings under the CC VIII Operating credit facilities. The potential borrowing availability under the CC VIII Operating credit facilities totaled $328 million as of September 30, 2003, $317 million of which would have been available based on our financial covenants at that time. Our access to those funds is subject to our satisfaction of the covenants in those credit facilities. We may not be able to comply with all of the financial ratios and restrictive covenants in the CC VIII Operating credit facilities. If there is an event of default under the CC VIII Operating credit facilities, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under these credit facilities, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under those facilities, if not waived, may result in the acceleration of those facilities, which could in turn result in the acceleration of our notes and our other obligations, and could result in an exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws.

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

If our business does not generate sufficient cash flow from operating activities, and sufficient future distributions are not available to us from borrowings under our subsidiary's credit facilities or from other sources of financing, we may not be able to repay our debt, grow our business, respond to competitive challenges, or to fund our other liquidity and capital needs. As a means of enhancing our liquidity, we are currently attempting to cut costs and reduce capital expenditures.

If we or our parent companies need to seek alternative sources of financing, there can be no assurance that we will be able to obtain the requisite financing or that such financing, if available, would not have terms that are materially disadvantageous to our existing debt holders. Although Mr. Allen and his affiliates have purchased equity from Charter and Charter Holdco in the past, Mr. Allen and his affiliates are not obligated to purchase equity or, except as described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2002 Annual Report on Form 10-K under "Overview" with respect to the $300 million back-up credit facility commitment, which we intend to terminate, contribute or lend funds to us or to our subsidiaries in the future.

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

RESTRICTIVE COVENANTS. The credit facilities of our subsidiary and the indenture governing our publicly held notes contain a number of significant covenants that could adversely impact our business. In particular, the credit facilities of our subsidiary and our indenture restrict our and our subsidiaries' ability to:

     -    pay dividends or make other distributions;

     -    make certain investments or acquisitions;

     - enter into related party transactions unless certain conditions are met;

     -    dispose of assets or merge;

     -    incur additional debt;

     -    issue equity;

     -    repurchase or redeem equity interests and debt;

     -    grant liens; and

     -    pledge assets.

Furthermore, in accordance with our subsidiary's credit facilities, CC VIII and its subsidiaries are required to maintain specified financial ratios and meet financial tests. These financial ratios become more restrictive over time and will become more difficult to maintain going forward. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of the debt under the CC VIII credit facilities and in certain cases under other agreements governing our long-term indebtedness. Any default under our credit facilities or indenture governing our outstanding debt might adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our publicly held notes and the CC VIII credit facilities.

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

PARENT LEVEL LIQUIDITY CONCERNS. Our indirect parent companies have a substantial amount of debt. Any financial or liquidity problems of our indirect parent companies would likely cause serious disruption to our business and have a material adverse effect on our operations and results. Any such event would likely adversely impact our credit rating, and our relations with customers and suppliers, which could in turn further impair our ability to obtain financing and operate our business. Further, to the extent that any such event results in a change of control of Charter (whether through a bankruptcy, receivership or other reorganization of Charter and/or Charter Holdco, or otherwise), it could require a change of control repurchase offer under our outstanding notes.

SECURITIES LITIGATION AND GOVERNMENT INVESTIGATIONS. A number of Federal Class Actions were filed against Charter and certain of its former and present officers and directors alleging violations of securities law. The Federal Class Actions have been consolidated for pretrial purposes into a Consolidated Federal Class Action. In addition, a number of other lawsuits have been filed against Charter in other jurisdictions. A shareholders derivative suit was filed in the United States District Court for the Eastern District of Missouri, and several class action lawsuits were filed in Delaware state court against Charter and certain of its then current directors and officers. Finally, two derivative suits were filed in Missouri state court against Charter, its then current directors and its former independent auditor; these actions were consolidated during the fourth quarter of 2002. The federal derivative suit, the Delaware class actions and the consolidated derivative suit each allege that the defendants breached their fiduciary duties.

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

Due to the inherent uncertainties of litigation and investigations, Charter has advised us that it cannot predict the ultimate outcome of these proceedings. In addition, its restatement may lead to additional allegations in the pending securities class and derivative actions against Charter, or to additional claims being filed or to investigations being expanded or commenced. These proceedings, and Charter's actions in response to these proceedings, could result in substantial costs, substantial potential liabilities and the diversion of management's attention, all of which could affect adversely the market price of our publicly-traded notes, as well as our ability to meet future operating and financial estimates and to execute our business and financial strategies. To the extent that the foregoing matters are not covered by insurance, our limited liability company agreement and those of our limited liability company subsidiaries, and the bylaws of our corporate subsidiary, may require each entity to indemnify Charter and the above directors and current and former officers in connection with such matters.

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

VARIABLE INTEREST RATES. At September 30, 2003, excluding the effects of hedging, approximately 86% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of September 30, 2003 and December 31, 2002, the weighted average rate on the bank debt was approximately 5.4%, and the weighted average rate on the high-yield debt was approximately 11.9%, resulting in a blended weighted average rate of 6.3% and 6.2%, respectively. Approximately 69% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of September 30, 2003 as compared to approximately 65% at December 31, 2002.

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

SERVICES. We expect that a substantial portion of our near term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent various commercial services that take advantage of cable's broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, if it is determined that the product being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

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

In addition, the securities market in general, and the market for cable television securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our public notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of a company's securities, and recently such purported class action lawsuits were filed against Charter.

ECONOMIC SLOWDOWN; GLOBAL CONFLICT. It is difficult to assess the impact that the general economic slowdown and global conflict will have on future operations. However, the economic slowdown has resulted and could continue to result in reduced spending by customers and advertisers, which could reduce our revenues, and also could affect our ability to collect accounts receivable and maintain customers. In addition, any prolonged military conflict would materially and adversely affect our revenues from our systems providing services to military installations. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions.

LONG-TERM INDEBTEDNESS -- CHANGE OF CONTROL PAYMENTS. We may not have the ability to raise the funds necessary to fulfill our obligations under our public notes and the credit facilities of our subsidiary following a change of control. A change of control under our public notes and our subsidiary's credit facilities would require the repayment of borrowings under the credit facility and indenture. A failure by us or our subsidiary to make or complete a change of control offer or to repurchase the amounts outstanding under the credit facility would place us or our subsidiary in default of this agreement.

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

There is also uncertainty whether local franchising authorities, state regulators, the Federal Communications Commission, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These open access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. The United States Court of Appeals for the Ninth Circuit recently vacated in part a Federal Communications Commission ruling defining cable modem service as an "information service" and remanded for further proceedings. The Ninth Circuit held that cable modem service is not "cable service" but is part "telecommunications service" and part "information service." The decision will likely be appealed, but it may possibly lead to cable operators having to contribute to the federal government's universal service fund, to open access requirements, and to other common carrier regulations. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

A recent court decision concerning the Digital Millenium Copyright Act ("DMCA") has enabled copyright owners to obtain expedited subpoenas compelling disclosure by Internet service providers of the names of customers that are otherwise known only by an Internet protocol, or IP, address or screen name. This has led to a marked increase in the volume of subpoenas received by us, as copyright owners seek to constrain the use of peer-to-peer networks for unauthorized copying and distribution of copyrighted works. Internet service providers also have a DMCA obligation to adopt and implement a policy of terminating the accounts of repeat copyright infringers. The increased activity and responsibilities in this area pose an additional burden on our operations.

CONTINGENCIES

SECURITIES CLASS ACTIONS AND DERIVATIVE SUITS AGAINST CHARTER. Fourteen putative federal class action lawsuits (the "Federal Class Actions") have been filed against Charter, our manager and indirect parent, and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter's securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter's operations and prospects. The Federal Class Actions were specifically and individually identified in prior public filings made by Charter. In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the "Panel") to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel's transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel's transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the consolidated class action. Motions to dismiss the Consolidated Amended Complaint have been filed.

On September 12, 2002, a shareholders derivative suit (the "State Derivative Action") was filed in Missouri state court against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the "Federal Derivative Action"), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the "Delaware Class Actions"). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter at an unfair price. The lawsuits were brought on behalf of Charter's securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such proposed transaction by Mr. Allen has been presented.

The lawsuits discussed above are each in preliminary stages. No reserves have been established for those matters because the Company believes they are either not estimable or not probable. Charter has advised us that it intends to vigorously defend the lawsuits.

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

OUTCOME. Charter has advised us that it is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on Charter's and our results of operations and financial condition.

INDEMNIFICATION. Charter is generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of its Bylaws and (where applicable) such individual defendants' employment agreements. Pursuant to the terms of certain employment agreements and in accordance with the Bylaws of Charter, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, Charter's current directors and its current and former officers have been advanced certain costs and expenses incurred in connection with their defense. Certain of the individual defendants also serve or have served as our officers and directors. The limited liability company agreements of the Company and its limited liability company subsidiaries, and the bylaws of its corporate subsidiary, may require each such entity to indemnify Charter and the individual named defendants in connection with the matters set forth above.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, our management believes that our controls do provide such reasonable assurances.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 23, 2003, at the annual meeting of CC V Holdings Finance, Inc., the sole shareholder voted 100 shares (100% of outstanding shares) in favor of electing Carl E. Vogel as the sole director.

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

                             CC V HOLDINGS, LLC

Dated: November 12, 2003     By: CHARTER COMMUNICATIONS, INC.,
                                ------------------------------
                                Registrants' Manager

                             By: /s/ Steven A. Schumm
                                ---------------------
                                Name: Steven A. Schumm
                                Title: Executive Vice President and Chief
                                Administrative Officer and interim Chief
                                Financial Officer (Principal Financial Officer) of Charter Communications, Inc. (Manager) and CC V Holdings, LLC

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

                             CC V HOLDINGS FINANCE, INC.

Dated: November 12, 2003     By: /s/ Steven A. Schumm
                                ----------------------
                                Name: Steven A. Schumm
                                Title:  Executive Vice President and Chief
                                Administrative Officer and interim Chief
                                Financial Officer (Principal Financial Officer) of Charter Communications, Inc. (Manager) and CC V Holdings Finance, Inc.

                             By: /s/ Paul E. Martin
                                -------------------
                                Name:Paul E. Martin
                                Title: Senior Vice President - Corporate
                                Controller (Principal Accounting Officer) of
                                Charter Communications, Inc. (Manager) and CC V Holdings Finance, Inc.

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