Form 10-K
period 2003-12-31
CC V HOLDINGS LLC; CC V HOLDINGS FINANCE INC
filed 2004-03-25
CIK 1082692, 1082699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity securities held by non-affiliates as of June 30, 2003 was $0. All of the issued and outstanding shares of capital stock of CC V Holdings Finance, Inc. are held by CC V Holdings, LLC. All of the limited liability company membership interests of CC V Holdings, LLC are held indirectly by Charter Communications Holdings, LLC, a reporting company under the Exchange Act. There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

Documents Incorporated By Reference
The following documents are incorporated into this Report by reference: None

*	Registrants meet the conditions set forth in General Instruction I(1)(a) and (b) to the Form 10-K and are therefore filing with the reduced disclosure format.

CC V HOLDINGS, LLC
CC V HOLDINGS FINANCE, INC.

2003 FORM 10-K ANNUAL REPORT

This annual report on Form 10-K is for the year ended December 31, 2003. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “we,” “us” and “our” refer to CC V Holdings, LLC and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in the “Focus for 2004” section under “Part I, Item 1. Business” and the “Liquidity and Capital Resources” sections under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described under “Certain Trends and Uncertainties” under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Many of the forward-looking statements contained in this annual report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or the SEC, and include, but are not limited to:

•	our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed data and other services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	our and our affiliates’ ability to comply with all covenants in our and their indentures and credit facilities, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations of our affiliates under cross default provisions;

•	our and our affiliates’ ability to pay or refinance debt as it becomes due;

•	availability of funds to meet interest payment obligations under our debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

•	any adverse consequences arising out of our restatement of our 2000, 2001 and 2002 financial statements;

•	the results of the pending grand jury investigation by the United States Attorney’s Office for the Eastern District of Missouri, the pending SEC Division of Enforcement investigation and the putative class action and derivative shareholders litigation against Charter Communications, Inc., our indirect parent;

•	our ability to obtain programming at reasonable prices or pass cost increases on to our customers;

•	general business conditions, economic uncertainty or slowdown; and

•	the effects of governmental regulation, including but not limited to local franchise taxing authorities, on our business.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no obligation to update any of the forward-looking statements after the date of this annual report.

ii

PART I

Item 1. Business.

Introduction

CC V Holdings, LLC (referred to herein as “CC V Holdings”), through its subsidiaries, is the owner and operator of cable systems. We are wholly-owned subsidiaries of CCO NR Holdings, LLC (“CCO NR”), from which we receive funding as needed. We are a broadband communications company operating in the United States, with approximately 1.58 million homes passed and approximately 932,600 customers. Through our broadband network of coaxial and fiber optic cable, we offer our customers traditional cable video programming (analog and digital, which we refer to as “video” service), high-speed cable Internet access (which we refer to as “high-speed data service”), advanced broadband cable services (such as video on demand (“VOD”), high definition television service and interactive television) and, in some of our markets, we offer telephone service (which we refer to as “telephony”). (“Homes passed” represents our estimate of the number of living units, such as single family homes, apartment units and condominium units passed by our cable distribution network. Homes passed excludes commercial units passed by the cable distribution network.) We operate in the states of Michigan, Minnesota and Wisconsin.

CC V Holdings was organized as a Delaware limited liability company in 1998 under the name “Avalon Cable, LLC.” CC V Holdings Finance, Inc. (“CC V Finance”) was organized as a Delaware corporation in 1998 under the name “Avalon Cable Finance, Inc.” CC V Finance is a wholly owned subsidiary of CC V Holdings, and its sole business is being the co-issuer of 11.875% senior discount notes due 2008 (the “Notes”) with CC V Holdings. Both entity names were changed to their current names in November 1999, when Charter Communications Holding Company, LLC (“Charter Holdco”) acquired control over us through the purchase of all outstanding equity interests in CC V Holdings. The parent of Charter Holdco, Charter Communications, Inc. (“Charter”) is a holding company whose only business is to act as the manager of its subsidiaries, including us. We pay fees to Charter and Charter Holdco for management services. See also “Item 5. Market for Registrants’ Common Equity and Related Stockholder Matters”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 17 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” in this annual report.

Our principal executive offices are located at Charter Plaza, 12405 Powerscourt Drive, St. Louis, Missouri 63131. Our telephone number is (314) 965-0555. Charter has a website accessible at http://www.charter.com. Since January 1, 2002, Charter’s annual reports, quarterly reports and current reports on Form 8-K, and all amendments thereto, have been made available on our website as soon as reasonably practicable after they have been filed. The information posted on Charter’s website is not incorporated into this annual report.

We own all of the outstanding common membership interests in CC VIII, LLC (“CC VIII”). Certain entities owned by Paul G. Allen, the controlling shareholder of Charter, own the outstanding preferred membership interests in CC VIII. An issue has arisen over Mr. Allen’s ownership of the CC VIII prefered membership interests. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Minority Interest.” CC VIII owns indirectly through subsidiaries all of the membership interests of our operating subsidiaries, including CC VIII Operating, LLC which is the obligor under the CC VIII Operating credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

At December 31, 2003, our investment in cable properties, long-term debt, and total member’s equity were $3.0 billion, $1.2 billion, and $893 million, respectively. Our debt-to-equity ratio and working capital deficit were 1.3 to 1 and $144 million at December 31, 2003, respectively. For the year ended December 31, 2003, our revenues and net income were approximately $665 million and $43 million, respectively.

Adoption of New Policies

Charter is our manager and we have followed and continue to follow Charter’s policies and practices. Commencing in January 2002 and continuing through the first quarter of 2003, Charter’s management elected to implement a number of new policies described in “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adoption of New Polices.”

Restatement of Prior Results

There were no restatements of prior results since those announced in our 2002 annual report on Form 10-K filed April 21, 2003. However, certain reclassifications have been made to 2002 and 2001 amounts to conform to 2003 presentation. Also, as discussed in our annual report on Form 10-K for the year ended December 31, 2002, as part of a re-audit performed by KPMG LLP, we concluded that it was appropriate to make certain adjustments to previously reported results. In the restatement of our results, adjustments were made, among other things, to previous interpretations and applications of generally accepted accounting principles (“GAAP”) that had been consistently followed by us since 2000 and throughout the restatement period.

These adjustments reduced revenues reported in our 2002 quarterly reports on Form 10-Q for the first three quarters of 2002 by a total of $7 million, and in our 2001 annual report on Form 10-K for the years ended December 31, 2001 and 2000 by $11 million and $14 million, respectively. Such adjustments represent approximately 1%, 2% and 3% of previously reported revenues for the respective periods in 2002, 2001 and 2000. Our previously reported consolidated net loss increased by a total of $383 million for the first three quarters of 2002 and by $9 million and $10 million for the years ended December 31, 2001 and 2000, respectively, primarily due to adjustments related to the original accounting for acquisitions and elements of our rebuild and upgrade activities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Prior Results.”

Certain Significant Developments in 2003 and Early 2004

In 2002, we substantially completed the upgrade of our cable systems. Our systems upgrade increased our bandwidth capacity, enabling us to offer digital video service, two-way communication capability and other advanced services, which we continued to deploy in 2003. At December 31, 2003, approximately 84% of our homes passed were served by a bandwidth of 550 megahertz or greater and also had the two-way communication capability that is necessary for cable modem high-speed Internet access.

During 2003, we and our managers, Charter and Charter Holdco, undertook a number of transition activities including reorganizing our workforce, adjusting our video pricing and packages, completing call center consolidations and implementing billing conversions. Due to the focus on such activities and certain financial constraints, we reduced spending on marketing our products and services. We believe that the reduction in marketing activities and other necessary operational changes negatively impacted customer retention and acquisition, primarily during the first half of the year. During the second half of 2003, we increased our marketing efforts and implemented promotional campaigns to slow the loss of analog video customers, and to accelerate advanced services penetration, specifically in high-speed data.

Focus for 2004

Our principal financial goal is to maximize our return on invested capital. To do so, we will focus on increasing revenues, improving customer retention and enhancing customer satisfaction by providing reliable, high-quality service offerings, superior customer service and attractive bundled offerings.

Specifically, we are focusing in 2004 on:

•	increasing our sales and marketing efforts, especially through our national “Get Hooked” campaign, to grow revenues through promoting our advanced services and emphasizing what we believe to be competitive advantages over satellite, including one-stop shopping for video, voice, high-speed data and interactive services;

•	enhancing our digital service with new content and continued deployment of advanced products such as digital video recorder (“DVR”) service, high definition television service, VOD and subscription video on demand service (“SVOD,” which is VOD service for selected programming categories);

•	implementing what we believe is an attractive and competitive price point strategy for various levels and bundled packages of digital services;

•	continuing to improve customer service and satisfaction;

•	managing our operating costs by exercising discipline in capital and operational spending; and

•	identifying opportunities to continue to improve our balance sheet and liquidity.

We believe that our high-speed data service has the potential to continue to provide a substantial portion of our revenue growth in the near future. We also plan to continue to expand our marketing of our high-speed data service to the business community, which we believe has shown an increasing interest in high-speed data service and private network services.

We believe we offer our customers an excellent choice of services through an increased variety of bundled packages, particularly with respect to our digital video and high-speed data services. Our digital platform enables us to offer a significant number and variety of channels, and we offer customers the opportunity to choose among groups of channel offerings, including premium channels, and to combine chosen programming with other services such as high-speed data, high definition television (in selected markets) and VOD (in selected markets).

Item 2. Properties.

Our principal physical assets consist of cable distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems and customer drop equipment for each of our cable systems.

Our cable plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities and telephone companies, and in certain locations are buried in underground ducts or trenches. We own or lease real property for signal reception sites and own most of our service vehicles.

The physical components of our cable systems require maintenance as well as periodic upgrades to support the new services and products we introduce. We believe that our properties are generally in good operating condition and are suitable for our business operations.

Item 3. Legal Proceedings.

Securities Class Actions and Derivative Suits

Fourteen putative federal class action lawsuits (the “Federal Class Actions”) have been filed against Charter, our manager and indirect parent, and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this annual report. In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single consolidated action (the “Consolidated Federal Class Action”) for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. Motions to dismiss the Consolidated Amended Complaint have been filed. On February 10, 2004, in response to a joint motion made by StoneRidge and defendants, Charter, Vogel and Allen, the court entered an order providing, among other things, that: (1) the parties who filed such motion engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Actions are stayed for ninety (90) days.

The Consolidated Federal Class Action is entitled:

•	In re Charter Communications, Inc. Securities Litigation, MDL Docket No. 1506 (All Cases), StoneRidge Investments Partners, LLC, Individually and On Behalf of All Others Similarly Situated, v. Charter Communications, Inc., Paul Allen, Jerald L. Kent, Carl E. Vogel, Kent Kalkwarf, David G. Barford, Paul E. Martin, David L. McCall, Bill Shreffler, Chris Fenger, James H. Smith, III, Scientific-Atlanta, Inc., Motorola, Inc. and Arthur Andersen, LLP, Consolidated Case No. 4:02-CV-1186-CAS.

On September 12, 2002, a shareholders derivative suit (the “State Derivative Action”) was filed in Missouri state court against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

The State Derivative Action is entitled:

•	Kenneth Stacey, Derivatively on behalf of Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Charter Communications, Inc.

Separately, on February 12, 2003, a shareholders derivative suit (the “Federal Derivative Action”), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

The Federal Derivative Action is entitled:

•	Arthur Cohn, Derivatively on behalf of Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Charter Communications, Inc.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The lawsuits were filed after the filing of a 13D amendment by Mr. Allen indicating that he was exploring a number of possible alternatives with respect to restructuring or expanding his ownership interest in Charter. Charter believes the plaintiffs speculated that Mr. Allen might have been contemplating an unfair bid for shares of Charter or some other sort of going private transaction on unfair terms and generally alleged that the defendants breached their fiduciary duties by participating in or acquiescing to such a transaction. The lawsuits were brought on behalf of Charter’s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. The Delaware Class Actions are substantively identical. No such transaction by Mr. Allen has been presented. Plaintiffs’ counsel has granted the defendants an indefinite extension of time to respond to the only complaint that has been served in the Delaware Class Actions.

The Delaware Class Actions consist of:

•	Eleanor Leonard, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on August 12, 2002;

•	Helene Giarraputo, on behalf of herself and all others similarly situated, v. Paul G. Allen, Carl E. Vogel, Marc B. Nathanson, Ronald L. Nelson, Nancy B. Peretsman, William Savoy, John H. Tory, Larry W. Wangberg, and Charter Communications, Inc., filed on August 13, 2002;

•	Ronald D. Wells, Whitney Counsil and Manny Varghese, on behalf of themselves and all others similarly situated, v. Charter Communications, Inc., Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, filed on August 13, 2002;

•	Gilbert Herman, on behalf of himself and all others similarly situated, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on August 14, 2002;

•	Stephen Noteboom, on behalf of himself and all others similarly situated, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on August 16, 2002; and

•	John Fillmore on behalf of himself and all others similarly situated, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on October 18, 2002.

All of the lawsuits discussed above are each in preliminary stages. No reserves have been established for potential losses or related insurance recoveries on these matters because Charter is unable to predict the outcome. Charter has advised us that it intends to vigorously defend the lawsuits.

Government Investigations

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U. S. Attorney’s office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. On July 25, 2003 one of the former officers who was indicted entered a guilty plea. Charter has advised us that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the SEC. The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter’s prior reports with respect to its determination of the number of customers, and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised us that it is fully cooperating with the SEC staff.

Indemnification

Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, some of Charter’s current and former directors and Charter’s current and former officers have been advanced certain costs and expenses incurred in connection with their defense. Those current and former directors and officers include: Paul G. Allen, David C. Andersen, David G. Barford, Margaret A. Bellville, Mary Pat Blake, J. Christian Fenger, Kent D. Kalkwarf, Ralph G. Kelly, Jerald L. Kent, Paul E. Martin, David L. McCall, Ronald L. Nelson, Nancy B. Peretsman, John C. Pietri, William D. Savoy, Steven A. Schumm, Curtis S. Shaw, William J. Shreffler, Stephen E. Silva, James Trey Smith and Carl E. Vogel. These amounts have been submitted to Charter’s director and officer insurance carrier for reimbursement. The carrier has raised various objections to portions of these amounts, and Charter is in negotiations with the carrier regarding their reimbursement.

Insurance

Charter has liability insurance coverage that we believe is available for the matters described above, where applicable, subject to the terms, conditions and limitations of the respective policies. There is no assurance that current coverage will be sufficient for all claims described above or any future claims that may arise.

Other Litigation

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (“South Carolina Class Action”), purportedly on behalf of a class of Charter customers, alleging that Charter improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter improperly required them to rent analog and/or digital set-top terminals even though their television sets were “cable ready.” Charter removed this case to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter should have but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter’s objection in September 2002. Charter immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts have ruled that until a final judgment is entered against Charter, they lack jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter’s motion to dismiss for failure to state a claim. It also took under advisement Charter’s motion to set aside the default judgment.

The South Carolina Class Action is entitled:

•	Nikki Nicholls and Geraldine M. Barber, on behalf of themselves and all others similarly situated v. Charter Communications Holding Company, LLC and City of Spartanburg filed on October 29, 2001.

Outcome

Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in any of these lawsuits or the government investigations could have a material adverse effect on our consolidated financial condition, results of operations or our liquidity, including our ability to comply with our debt covenants.

In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on our consolidated financial condition, results of operations or our liquidity, including our ability to comply with our debt covenants.

PART II

Item 5. Market for Registrants’ Common Equity and Related Stockholder Matters.

(A) Market Information

The membership interests of CC V Holdings and the stock of CC V Holdings Finance, Inc. are not publicly traded.

(B) Holders

All of the membership interests of CC V Holdings are owned by CCO NR and indirectly by Charter Communications Holdings, LLC (“Charter Holdings”). All of the outstanding capital stock of CC V Holdings Finance, Inc. is owned by CC V Holdings.

(C) Dividends

We record distributions when management fees charged to us exceed expenses incurred on our behalf. We paid distributions for the years ended December 31, 2003, 2002 and 2001 of approximately $22 million, $50 million and $31 million, respectively. Our ability to pay distributions is limited under the terms of covenants in the indenture governing our outstanding senior discount notes.

(D) Recent Sales of Unregistered Securities

No unregistered equity securities of CC V Holdings or CC V Holdings Finance, Inc. were sold by such entities during the fourth quarter of the year ended December 31, 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Certain Trends and Uncertainties” of this section and “Cautionary Statement Regarding Forward-Looking Statements,” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements of CC V Holdings, LLC and subsidiaries as of and for the years ended December 31, 2003, 2002 and 2001, and the annual report on Form 10-K of Charter Holdings for the year ended December 31, 2003.

Introduction

During 2003, we and our managers, Charter and Charter Holdco, undertook a number of transition activities including reorganizing our workforce, adjusting our video pricing and packages, completing call center consolidations and implementing billing conversions. Due to the focus on such activities and certain financial constraints, we reduced spending on marketing our products and services. We believe the reduced marketing activities and other necessary operational changes negatively impacted customer retention and acquisition, primarily during the first half of the year. During the second half of 2003, we increased our marketing efforts and implemented promotional campaigns to slow the loss of analog video customers and to accelerate advanced service penetration, specifically in high-speed data.

We are required to pay interest in cash on our public notes each April and October. In addition, our outstanding public notes will mature in 2008. We expect that we will rely on loans and capital contributions from our parent companies to repay our public notes at maturity. However, there can be no assurance that our parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due.

Adoption of New Policies

Charter is our manager and we have followed and continue to follow Charter’s policies and practices. Commencing in January 2002 and continuing through the first quarter of 2003, Charter’s management elected to implement a number of new policies including:

Change in Disconnect and Bad Debt Policies. Our estimated customer count is intended to include those people receiving cable service (regardless of payment status), except for complementary accounts (such as our employees). Our disconnect and bad debt guidelines for slow or nonpaying customers provide that, in general, customers are to be terminated for nonpayment after approximately 60-75 days, and written off/referred to collection at approximately 90-110 days. We initially began implementing this policy in January 2002 after we decided to change our past practice under which we did not promptly disconnect these customers on a uniform basis. Effective year-end 2001, we also increased our allowance for doubtful accounts. The number of our customers who are presently more than 90 days overdue and our bad debt expense associated with such customers are lower than they were prior to the institution of these policies.

Procedures to ensure adherence to Disconnect and Customer Count Policies. During Charter’s review of its internal audit findings and in the course of internal investigations, and subsequently in the course of responding to Charter’s governmental investigations, we became concerned that certain employees either were not or had not previously been complying with our customer count and disconnect policies. We have since announced to our employees that a failure to follow these polices will be met with disciplinary action including, in appropriate cases, termination. We have terminated and disciplined employees who have not followed the policies. We have instituted regular review of customer reports by senior employees in an effort to ensure adherence to our policies and consistency of application throughout our various operating divisions, and we have established a telephone hotline number for employees to call and report misconduct relating to the reporting of customer numbers. We have also elected not to provide guidance on expected customer numbers in our public disclosures.

Corporate Compliance Program. Prior to 2002, Charter did not have a formal compliance program. It has since established a corporate compliance program, pursuant to which it provides a revised Code of Conduct to Charter’s employees that is incorporated into Charter’s Employee Handbook. The Code and Handbook require that employees report violations of the Code or other behavior which they believe might be unethical or illegal. Employees can report matters to their supervisor, to the Human Resources Department, through a hotline or through a secure website, and may do so anonymously. The compliance program is overseen by a compliance committee comprised of high-ranking Charter officers, which meets on a quarterly basis. The head of the committee in turn reports to Charter’s Audit Committee.

Treatment of Data Only Customers. Charter changed its methodology for reporting analog cable video customers to exclude those customers who receive high-speed data service only. This represents a change in Charter’s methodology from prior reports through September 30, 2002, in which high-speed data service only customers were included within our analog cable video customers. Charter made this change because it determined that a substantial number of those customers who only received high-speed data service were unable to receive our most basic level of analog video service because this service was physically secured or blocked, was unavailable in certain areas or the customers were unaware that this service was available to them. In addition, in light of Charter’s decision to begin marketing our high-speed data services as a separate product, Charter believed that separate disclosure of this information would assist investors in understanding our current business and in monitoring what we expected to be an increasing number of data only customers.

Disclosure Committee. Charter established a Disclosure Committee, consisting of senior personnel from the business units, Charter’s internal audit group, and the finance and legal groups, and Charter now follows an extensive review and certification process in connection with our filings with the SEC and other disclosure documents.

Audit Committee. Charter modified its Audit Committee’s charter to expand the role of the committee and to comply with the Sarbanes-Oxley Act of 2002 and the rules issued thereunder (including Nasdaq rules).

Accounting Policy Changes. Consistent with the description of the restatement, we have revised a number of our accounting policies, including treatment of launch incentives received from programmers. For a complete discussion of accounting changes and adjustments brought about as a result of the re-audit or restatement, see “ — Restatement of Prior Results.”

Restatement of Prior Results

There were no restatements of prior results since those announced in our 2002 annual report on Form 10-K filed April 21, 2003. However, certain reclassifications have been made to 2002 and 2001 amounts to conform to 2003 presentation. Also, as discussed in our annual report on Form 10-K for the year ended December 31, 2002, on November 19, 2002, Charter announced that it had determined that additional franchise costs and deferred income tax liability should have been recorded for the differences between the financial statement and tax basis of assets it acquired in connection with certain cable businesses acquired throughout 1999 and 2000. As a result of this restatement, Charter engaged KPMG LLP to perform audits as of and for the years ended December 31, 2001 and 2000 because their former accountants, Arthur Andersen LLP, were no longer available to provide an opinion as to restated financial statements. In connection with these audits, Charter concluded that it was appropriate to make certain additional adjustments to previously reported results. These adjustments resulted in our need to restate our previously reported results. Among other things, adjustments were made to previous interpretations and applications of GAAP that had been consistently followed by us since 2000 and throughout the restatement period.

These adjustments reduced revenues reported in our 2002 quarterly reports on Form 10-Q for the first three quarters of 2002 by a total of $7 million, and in our 2001 annual report on Form 10-K for the years ended December 31, 2001 and 2000 by $11 million and $14 million, respectively. Such adjustments represent approximately 1%, 2% and 3% of previously reported revenues for the respective periods in 2002, 2001 and 2000. Our previously reported consolidated net loss increased by a total of $383 million for the first three quarters of 2002 and by $9 million and $10 million for the years ended December 31, 2001 and 2000, respectively, primarily due to adjustments related to the original accounting for acquisitions and elements of our rebuild and upgrade activities. Net cash flows from operating activities for the years ended December 31, 2001 and 2000 were reduced by $22 million and $8 million, respectively. The most significant categories of adjustments related to the items outlined below.

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in accounts payable and accrued expenses and other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue by a total of $4 million for the first three quarters of 2002, and $10 million for each of the years ended December 31, 2001 and 2000, respectively. Additionally, for the year ended December 31, 2000, we increased marketing expense by $2 million for other promotional activities associated with launching new programming services previously deferred and subsequently amortized. The corresponding amortization of such deferred amounts reduced programming expenses by a total of $5 million for the first three quarters of 2002, $2 million for the year ended December 31, 2001 and increased programming expenses by $1 million for the year ended December 31, 2000.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenue in the period such inducements were paid. Revenues declined a total of $0.9 million for the first three quarters of 2002, and $1 million and $0.1 million for the years ended December 31, 2001 and 2000, respectively. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of our rebuild activities, customer installation and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by a total of $8 million for the first three quarters of 2002, and $14 million and $9 million for the years ended December 31, 2001 and 2000, respectively.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in 2000, 2001 and portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $6 million for the first three quarters of 2002, and $15 million and $0.6 million for the years ended December 31, 2001 and 2000, respectively. We discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts were offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, Charter initiated a three-year program to replace and upgrade a substantial portion of its network which included a portion of our network. In connection with this plan, we assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that a portion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. We also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment is a reduction to property, plant and equipment and increased franchise costs of approximately $54 million as a result of this finding. In addition, the depreciation period for the replacement assets was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by a total of $37 million for the first three quarters of 2002, and $31 million and $13 million in the years ended 2001 and 2000, respectively.

Deferred Tax Liabilities/Franchise Assets. Adjustments were made to record deferred tax liabilities associated with the acquisition of various cable television businesses. These adjustments increased amounts assigned to franchise assets by $254 million with a corresponding increase in deferred tax liabilities of $39 million. The balance of the entry was recorded to member’s equity. In addition, as described above, a correction was made to reduce amounts assigned in purchase accounting to assets identified for replacement over the three-year period of our rebuild and upgrade of our network. This reduced the amount assigned to the network assets to be retained and increased the amount assigned to franchise assets by approximately $54 million with a resulting increase in amortization expense for the years restated. Such adjustments increased the impairment of franchises recognized in the first quarter of 2002 by a total of $417 million and increased amortization expense by $17 million for each of the years ended December 31, 2001 and 2000.

Other Adjustments. In addition to the items described above, certain other adjustments were made that increased net loss by $3 million and decreased net loss by $5 million, respectively, for the years ended December 31, 2001 and 2000. These adjustments were as follows:

•	During 2000, advertising revenue was recognized in conjunction with the promotion of equipment offered by two set-top terminal manufacturers from which we purchased digital set-top terminals. However, in connection with our restatement announced in April 2003, we reversed all advertising revenues from the set-top terminal manufacturers recognized in 2000. Based on a reassessment of the underlying structure of the arrangements during 2000, the prices paid for set-top terminals and the advertising revenues recognized were determined to be in excess of fair value. We therefore reduced our advertising revenue and decreased our related property, plant and equipment associated with the purchase of set-top terminals.

•	During 2002, 2001 and 2000, certain state taxes, which are equity-based taxes and not based on income, were reclassified as operating expenses, rather than as taxes recorded in “other expenses” on our consolidated statements of operations.

•	During 2000, we received management fees from a joint venture pursuant to the terms of the joint venture agreement and recognized revenue. Based on the limited amount of operational management activities performed on behalf of the joint venture, we determined this amount should be reclassified from revenue and recorded as investment income within “other expense” on our consolidated statements of operations.

•	During 2000 and 2001, we accounted for the outstanding and unexercised portion of separated employees’ options by reversing all (both vested and unvested) previously recorded compensation expense for separated employees who forfeited stock-based awards. Compensation related to vested awards should not have been reversed at the time of separation, as the employee did not “fail to fulfill an obligation” associated with such vested awards. Stock compensation expense was increased to eliminate the effect of such reversal during 2000 and 2001. In addition, the computation of the compensation expense was adjusted during 2000 to reverse a miscalculation recorded during such years.

The tables below set forth our condensed consolidated balance sheets as of December 31, 2001 and December 31, 2000, and condensed consolidated statements of operations and condensed consolidated statements of cash flows information for the years ended December 31, 2001 and 2000.

Controls. The major adjustments discussed above, including for the rebuild and upgrade of cable systems, generally relate to non-routine items and did not result from control deficiencies in our core accounting operations. Since Charter’s period of rapid growth in 2000 and early 2001, in which Charter was rapidly acquiring cable systems, Charter has integrated the various accounting processes of its acquired cable systems. Charter has also substantially improved the quantity and, we believe, the quality of its accounting and internal audit staff. In addition, Charter is developing better interactions between its accounting and internal audit staff and the other elements of its organization. These changes in Charter’s staff have been supplemented with changes in accounting and internal controls processes and systems which Charter believes result in an improved ability of management to understand and analyze underlying business data. As part of its acquisitions integration process, Charter has, among other things, standardized its data and put in place a data warehouse, which has enhanced Charter’s abilities to analyze its operating data. Budgeting has been integrated into Charter’s financial systems, through the use of specialized commercial software rather than spreadsheet programs. Additionally, Charter has implemented in the first quarter 2004, a job costing system, that tracks capital at the project level. These changes have given us the ability to better understand, analyze and manage our business data. The role of Charter’s internal audit staff has also been expanded, particularly with respect to capitalization and depreciation. We believe that these changes have improved Charter’s, and therefore our, controls over both recurring transactions and non-recurring transactions.

The following table sets forth selected condensed consolidated balance sheet information, showing previously reported and restated amounts, for the year ended December 31, 2001 (dollars in thousands):

	As previously
	reported	As restated
Property, plant and equipment, net	$792,157	$776,565
Franchises, net	3,088,958	3,391,507
Total assets	3,915,805	4,200,865
Long-term debt	1,229,605	1,229,605
Other long-term liabilities	13,784	68,913
Minority interest	653,354	654,863
Member’s equity	1,834,995	2,030,868

The following table sets forth selected condensed consolidated statement of operations information, showing previously reported and restated amounts, for the year ended December 31, 2001 (dollars in thousands):

	As previously
	reported	As restated
Revenues	$522,799	$512,224
Costs and expenses:
Operating (excluding depreciation and amortization)	190,950	194,777
Selling, general and administrative	92,542	116,677
Depreciation and amortization	461,289	437,701
Special charges	—	928

	744,781	750,083

Loss from operations	(221,982)	(237,859)
Loss before income taxes and minority interest	(323,274)	(336,965)
Net loss	(336,102)	(345,396)

The following table sets forth selected condensed consolidated balance sheet information, showing previously reported and restated amounts, as of December 31, 2000 (dollars in thousands):

	As previously
	reported	As restated
Property, plant and equipment, net	$712,186	$648,781
Franchises, net	3,812,341	4,120,093
Total assets	4,553,602	4,795,568
Long-term debt	1,058,224	1,058,224
Other long-term liabilities	13,690	61,836
Minority interest	640,526	640,526
Member’s equity	1,723,416	1,912,705

The following table sets forth selected condensed consolidated statement of operations information, showing previously reported and restated amounts, for the year ended December 31, 2000 (dollars in thousands):

	As previously
	reported	As restated
Revenues	$499,346	$485,072
Costs and Expenses:
Operating (excluding depreciation and amortization)	177,142	183,086
Selling, general and administrative	86,924	96,110
Depreciation and amortization	393,216	389,229

	657,282	668,425

Loss from operations	(157,936)	(183,353)
Loss before income taxes and minority interest	(286,194)	(294,344)
Net loss	(297,232)	(307,501)

The following table sets forth selected condensed consolidated cash flow information, showing previously reported and restated amounts, for the years ended December 31, 2001 and 2000 (dollars in thousands):

	2001		2000
	As previously		As previously
	reported	As restated	reported	As restated
Net cash from operating activities	$104,652	$82,605	$243,941	$236,246
Net cash from investing activities	(374,506)	(350,572)	(347,342)	(298,453)
Net cash from financing activities	258,622	257,541	107,827	65,827

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in thousands):

	Year Ending December 31,
	2003		2002		2001
Revenues	$665,335	100%	$603,749	100%	$512,224	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	254,826	38%	222,074	37%	194,777	38%
Selling, general and administrative	124,809	19%	126,892	21%	116,677	23%
Depreciation and amortization	170,539	25%	142,140	24%	437,701	85%
Impairment of franchises	—	—	845,404	140%	—	—
Special charges, net	72	—	2,784	—	928	—
Unfavorable contracts and other settlements	(35,760)	(5)%	—	—	—	—

	514,486	77%	1,339,294	222%	750,083	146%

Income (loss) from operations	150,849	23%	(735,545)	(122)%	(237,859)	(46)%
Interest expense, net	(88,777)		(88,089)		(90,645)
Gain (loss) on derivative instruments and hedging activities, net	10,121		(34,831)		(7,868)
Other, net	22		(818)		(593)

Income (loss) before minority interest, income taxes and cumulative effect of accounting change	72,215		(859,283)		(336,965)
Minority interest	(26,282)		(13,098)		(12,828)

Income (loss) before income taxes and cumulative effect of accounting change	45,933		(872,381)		(349,793)
Income tax benefit (expense)	(3,364)		11,658		4,397

Income (loss) before cumulative effect of accounting change	42,569		(860,723)		(345,396)
Cumulative effect of accounting change, net of tax	—		(410,801)		—

Net income (loss)	$42,569		$(1,271,524)		$(345,396)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues. Revenues increased by $61 million, or 10%, from $604 million for the year ended December 31, 2002 to $665 million for the year ended December 31, 2003. This increase is principally the result of an increase in the number of high-speed data customers, as well as price increases for video and high-speed data services, and is offset partially by a decrease in analog and digital video customers. Our goal is to increase revenues by mitigating our past analog video customer losses, implementing limited price increases on certain services and packages and increasing revenues from incremental high-speed data services, digital video and advanced products and services, such as digital video recorders, high definition television, VOD and telephony using voice-over-Internet protocol to our existing customer base and commercial customers.

Revenues by service offering are as follows (dollars in thousands):

	Year Ended December 31,
	2003		2002		2003 over 2002
		% of		% of
	Revenues	Revenues	Revenues	Revenues	Change	% Change
Video	$459,259	69%	$439,429	73%	$19,830	5%
High-speed data	92,327	14%	58,458	10%	33,869	58%
Advertising sales	33,108	5%	35,411	6%	(2,303)	(7)%
Commercial	40,096	6%	32,558	5%	7,538	23%
Other	40,545	6%	37,893	6%	2,652	7%

	$665,335	100%	$603,749	100%	$61,586	10%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues increased by $20 million, or 5%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase was primarily due to price increases partially offset by a decline in analog and digital video customers.

Revenues from high-speed data services provided to our non-commercial customers increased $34 million, or 58%, from $58 million for the year ended December 31, 2002 to $92 million for the year ended December 31, 2003. The increase was primarily due to the addition of high-speed data customers within our existing service areas.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales decreased $2 million, or 7%, from $35 million for the year ended December 31, 2002, to $33 million for the year ended December 31, 2003, primarily as a result of a decrease in advertising from vendors and offset partially by an increase in local advertising sales revenues. For the years ended December 31, 2003 and 2002, we received $3 million and $10 million, respectively, in advertising revenue from vendors.

Commercial revenues consist primarily of revenues from video and high-speed data services to our commercial customers. Commercial revenues increased $8 million, or 23%, from $32 million for the year ended December 31, 2002, to $40 million for the year ended December 31, 2003, primarily due to an increase in commercial high-speed data revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For the years ended December 31, 2003 and 2002, franchise fees represented approximately 43% and 45%, respectively, of total other revenues. Other revenues increased $3 million, or 7%, from $38 million for the year ended December 31, 2002 to $41 million for the year ended December 31, 2003. The increase was primarily due to an increase in customer installation and wire maintenance fees partially offset by a decrease in franchise fees after a Federal Communications Commission (“FCC”) ruling in March 2002, no longer requiring the collection of franchise fees for high-speed data services. Franchise fee revenues are collected from customers and remitted to franchise authorities.

The increase in accounts receivable of 5% compared to the increase in revenue of 10% is primarily due to the timing of collection of receivables from programmers for fees associated with the launching of their networks, coupled with our tightened credit and collections policy. These fees from programmers are not recorded as revenue but, rather, are recorded as reductions of programming expense on a straight-line basis over the term of the contract.

Operating expenses. Operating expenses increased $33 million, or 15%, from $222 million for the year ended December 31, 2002 to $255 million for the year ended December 31, 2003. Programming costs included in the accompanying consolidated statements of operations were $168 million and $149 million, representing 66% and 67% of total operating expenses for the years ended December 31, 2003 and 2002, respectively. Key expense components as a percentage of revenues are as follows (dollars in thousands):

	Year Ended December 31,
	2003		2002		2003 over 2002
		% of		% of		%
	Expenses	Revenues	Expenses	Revenues	Change	Change
Programming	$168,101	25%	$149,322	25%	$18,779	13%
Advertising sales	12,354	2%	10,822	2%	1,532	14%
Service costs	74,371	11%	61,930	10%	12,441	20%

	$254,826	38%	$222,074	37%	$32,752	15%

Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programs. The increase in programming costs of $19 million, or 13%, was due to price increases, particularly in sports programming, and due to an increased number of channels carried on our systems, partially offset by decreases in analog and digital video customers. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels against programming costs of $8 million for each of the years ended December 31, 2003 and 2002, respectively.

Our cable programming costs have increased, in every year we have operated, in excess of customary inflationary and cost-of-living type increases, and we expect them to continue to increase due to a variety of factors, including additional programming being provided to customers as a result of system rebuilds that increase channel capacity, increased costs to produce or purchase cable programming and inflationary or negotiated annual increases. Our increasing programming costs will result in declining video product margins to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased incremental high-speed data revenues, advertising revenues and commercial services revenues.

Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries and benefits and commissions. Advertising sales expenses increased $2 million, or 14%, primarily due to increased sales commissions, taxes and benefits. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $12 million, or 20%, resulted primarily from additional activity associated with ongoing infrastructure maintenance and customer service, including activities associated with our promotional programs.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $2 million, or 2%, from $127 million for the year ended December 31, 2002 to $125 million for the year ended December 31, 2003. Key components of expense as a percentage of revenues are as follows (dollars in thousands):

	Year Ended December 31,
	2003		2002		2003 over 2002
		% of		% of
	Expense	Revenues	Expenses	Revenues	Change	% Change
General and administrative	$109,364	17%	$102,696	17%	$6,668	6%
Marketing	15,445	2%	24,196	4%	(8,751)	(36)%

	$124,809	19%	$126,892	21%	$(2,083)	(2)%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses of $7 million, or 6%, resulted primarily from increases in salaries and benefits of $2.5 million, property taxes of $1.1 million, internal network costs of $1.9 million and billing costs of $0.5 million.

Marketing expenses decreased $9 million, or 36%, due to reduced promotional activity related to our service offerings including reductions in advertising, telemarketing and direct sales activities. However, we expect marketing expenses to increase in 2004.

Depreciation and amortization. Depreciation and amortization expense increased by $28 million, or 20%, from $142 million in 2002 to $171 million in 2003 due primarily to an increase in depreciation expense related to additional capital expenditures in 2003 and 2002.

Impairment of franchises. We performed our annual impairment assessments on October 1, 2002 and 2003 using an independent third-party appraiser. Revised estimates of future cash flows and the use of a lower projected long-term growth rate in our valuation led to a $845 million impairment charge in the fourth quarter of 2002. Our 2003 assessment performed on October 1, 2003 did not result in an impairment. We do not expect to incur impairment charges of comparable magnitude to the 2002 charge in the future.

Special charges, net. Special charges of $0.1 million for the year ended December 31, 2003 represent charges associated with the reorganization of our operations and costs of litigation. In the fourth quarter of 2002, we recorded a special charge of $3 million, associated with our workforce reduction program.

Unfavorable contracts and other settlements. Unfavorable contracts and other settlements of $36 million for the year ended December 31, 2003 represents the settlement of estimated liabilities recorded in connection with prior business combinations. The majority of this benefit (approximately $35 million) is due to the renegotiation in 2003 of a major programming contract, for which a liability had been recorded for the above market portion of that agreement in conjunction with the Bresnan acquisition in 2000. The remaining benefit relates to the reversal of liabilities, which, based on an evaluation of current facts and circumstances, were no longer required.

Interest expense, net. Net interest expense increased by $1 million, or 1%, from $88 million for the year ended December 31, 2002 to $89 million for the year ended December 31, 2003. Our weighted average debt outstanding was $1.3 billion during the years ended December 31, 2003 and 2002 and our average borrowing rate was 6.3% in 2003 and 2002.

Gain (loss) on derivative instruments and hedging activities, net. Net gain on derivative instruments and hedging activities increased $45 million from a loss of $35 million for the year ended December 31, 2002 to a gain of $10 million for the year ended December 31, 2003. The increase is primarily due to an increase in gains on interest rate agreements, which do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which increased from a loss of $34 million for the year ended December 31, 2002 to a gain of $10 million for the year ended December 31, 2003.

Other, net. Other expense decreased from $0.8 million in 2002 to $22 thousand in 2003.

Minority interest. Minority interest expense represents the 2% accretion of the preferred membership interests in CC VIII and since June 6, 2003, the pro rata share of the profits of CC VIII. See “— Minority Interest.” Minority interest totaled $26 million and $13 million for the years ended December 31, 2003 and 2002, respectively.

Income tax benefit (expense). Income tax expense of $3 million was recognized for the year ended December 31, 2003. The income tax expense is realized through increases in deferred tax liabilities and federal and state income taxes related to our indirect corporate subsidiaries. The income tax benefit of $12 million recognized for the year ended December 31, 2002 was the result of changes in deferred tax liabilities of certain of our indirect corporate subsidiaries related to differences in accounting for franchises.

Cumulative effect of accounting change, net of tax. Cumulative effect of accounting change in 2002 represents the impairment charge recorded as a result of adopting SFAS No. 142.

Net income (loss). Net income (loss) increased by $1.3 billion, from a loss of $1.3 billion in 2002 to income of $0.1 million in 2003 as a result of the combination of factors described above. The impact of the unfavorable contracts and settlements was to increase net income by $36 million in 2003. The impact of the impairment of franchises and the cumulative effect of accounting change, net of tax impacts, was to increase net loss by $1.3 billion in 2002.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to debt facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have historically funded our operating activities and capital requirements through cash flows from operating activities, borrowings under the credit facilities of our subsidiary, equity contributions from our parent companies, borrowings from related parties and cash on hand. The mix of funding sources changes from period to period, but for the year ended December 31, 2003, approximately 84% of our funding requirements were from cash flows from operating activities and 16% was from cash on hand. We expect that our mix of sources of funds will continue to change in the future based on our overall needs relative to our cash flow and on the availability under the credit facilities of our subsidiary, our parent companies’ ability to make additional contributions and our ability to generate cash flows from operating activities.

During 2004, we expect to fund our liquidity and capital requirements principally through cash on hand, cash flows from operating activities, and through borrowings under the CC VIII Operating credit facilities. As of December 31, 2003, we held $14 million in cash and cash equivalents and we had total potential unused availability of $363 million under the CC VIII Operating credit facilities, although our financial covenants limited the availability under these facilities to $130 million. However, continued access to these credit facilities is subject to our remaining in compliance with the applicable covenants of these credit facilities.

The following table summarizes our payment obligations as of December 31, 2003 under our long-term debt and certain other contractual obligations and commitments (dollars in thousands).

		Payment by Period
		Less than 1	1-3		More than 5
Contractual Obligations	Total	year	years	3-5 years	years
Long-Term Debt(1)	$1,157,662	$80,000	$253,658	$824,004	$—
Operating Lease Obligations (1)	5,785	1,669	2,278	881	957

Total	$1,163,447	$81,669	$255,936	$824,885	$957

(1)	The table presents maturities of long-term debt outstanding as of December 31, 2003. Refer to notes 8 and 18 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other contractual obligations and commitments.

The following items are not included in the contractual obligations table due to various factors discussed below. However, we incur these costs as part of our operations:

•	We rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense incurred for pole rental attachments for each of the years ended December 31, 2003, 2002 and 2001, was $3 million.

•	We pay franchise fees under multi-year franchise agreements based on a percentage of revenues earned from video service per year. We also pay other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise related costs included in the accompanying statements of operations were $18 million, $18 million and $17 million for the years ended December 31, 2003, 2002 and 2001, respectively.

•	Our parent companies negotiate and enter into programming agreements covering all of their subsidiaries, including us. We pay programming fees under these multi-year contracts ranging from three to six years typically based on a flat fee per customer, which may be fixed for the term or may in some cases, escalate over the term. Programming costs included in the accompanying statements of operations were $168 million, $149 million and $132 million for the years ended December 31, 2003, 2002 and 2001, respectively.

As of December 31, 2003, our total debt was approximately $1.2 billion, as summarized below (dollars in thousands):

	December 31, 2003		Semi-Annual	Start Date for
			Interest	Interest Payment	Maturity
Long-Term Debt	Face Value	Accreted Value (a)	Payment Dates	on Discount Notes	Date (b)
CC V Holdings, LLC:
11.875% senior discount notes due December 2008	$113,281	$113,281	6/1 & 12/1	6/1/04	12/1/08
CC VIII Operating Credit Facilities	1,044,381	1,044,381

Total	$1,157,662	$1,157,662

(a)	The accreted value presented above represents the face value of the senior discount notes less the original issue discount at the time of sale plus the accretion to the balance sheet date.

(b)	In general, the obligors have the right to redeem the notes set forth in the above tables in whole or part at their option, beginning at various times prior to its stated maturity date, subject to certain conditions, upon the payment of the outstanding principal amount (plus a specified redemption premium) and all accrued and unpaid interest. We currently have no intention of redeeming any of these notes prior to their stated maturity dates. For additional information, see note 8 to our consolidated financial statements contained in Item 8. “Financial Statements and Supplementary Data.”

As of December 31, 2003 and 2002, the weighted average interest rate on our bank debt was approximately 5.6% and 5.4%, respectively, and the weighted average interest rate on our high-yield debt was approximately 11.9%, resulting in a blended weighted average interest rate of 6.2% and 6.2%, respectively. Approximately 70% of our debt effectively bore fixed interest rates including the effects of our interest rate hedge agreements as of December 31, 2003 as compared to approximately 65% at December 31, 2002. The fair value of our high-yield debt was $119 million and $117 million at December 31, 2003 and 2002, respectively. The fair value of bank debt was $1.0 billion and $943 million at December 31, 2003 and 2002, respectively. The fair value of high-yield debt is based on quoted market prices and the fair value of bank debt is based on dealer quotations.

We expect that our subsidiary will remain in compliance with the covenants under its credit facilities and that we will remain in compliance with the covenants in our indenture. We expect that our cash on hand, cash flows from operating activities and the amounts available under the credit facilities should be sufficient to satisfy our liquidity needs through the end of 2004. However, as the principal amounts owing under our various debt obligations become due, sustaining our liquidity will become more difficult over time. Thereafter, cash interest will accrue on the CC V Holdings notes at the annual rate of 11.875% and will be payable each June and December, commencing June 2004, until the CC V Holdings notes mature in December 2008. In subsequent years, substantial additional amounts will become due under our remaining obligations. In addition, a default under the covenants governing any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our affiliates other debt obligations. Cash flows from operating activities and other existing sources of funds may not be sufficient, on their own, to permit us to satisfy these obligations. In addition, the maximum allowable leverage ratios under the CC VIII Operating credit facilities will decline over time and the total potential borrowing available under those facilities (subject to covenant restrictions and limitations) will decrease from approximately $1.4 billion as of the end of 2003 to $1.3 billion, $1.1 billion and $710 million by the end of 2004, 2005 and 2006, respectively. Traditionally, we have relied on our affiliates’ ability to access the public debt and equity markets, as well as borrowings under our parent’s credit facilities, as a source of capital.

As noted above, our access to capital from the CC VIII Operating credit facilities is contingent on compliance with a number of restrictive covenants, including covenants tied to our operating performance. We may not be able to comply with all of these restrictive covenants. If there is an event of default under any of these facilities, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under those facilities, which could materially adversely impact our ability to operate our business and to make payments under the CC V Holdings notes and our other obligations. In addition, an event of default under those facilities, if not waived, may result in the acceleration of those facilities, which in turn result in the acceleration of the CC V Holdings notes and our other obligations, and could result in exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws. See “-Credit Facility Terms, Restrictions and Covenants” below for a more detailed description of these covenant restrictions and cross-default provisions.

Increased funding requirements from customer demand for digital video, high-speed data or telephony services, or the need to offer certain services in certain of our markets in order to compete effectively could make us further reliant on our parent companies’ ability to make loans and capital contributions to us. If we are unable to receive adequate financing to fund operations, our financial condition and results of operations could suffer materially.

No assurances can be given that we will not experience liquidity problems because of adverse market conditions or other unfavorable events, or if we do not obtain sufficient additional financing on a timely basis. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available through our existing credit facilities or in traditional debt financings by us, we would consider:

•	further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenues;

•	selling assets; or

•	seeking funding from our parent companies through the issuance of debt or equity by our parent companies, including Charter, Charter Holdings, CCH II, LLC (“CCH II”), CCO Holdings, LLC or Charter Communications Operating, LLC (“Charter Operating”), the proceeds of which could be contributed to us.

If the above strategies are not successful, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we need to raise additional capital through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

Although in the past, Paul G. Allen, Charter’s principal shareholder, and his affiliates have purchased equity from Charter and Charter Holdco for the purpose of funding capital contributions to us, there is no obligation for Mr. Allen or his affiliates to purchase equity from or contribute or loan funds to us or to our subsidiaries in the future.

As a means of enhancing our liquidity, we are currently attempting to cut costs and are exploring sales of assets.

See “-Certain Trends and Uncertainties.”

Historical Operating, Financing and Investing Activities

We held $14 million in cash and cash equivalents as of December 31, 2003 compared to $50 million as of December 31, 2002. The decrease in cash and cash equivalents reflects the use of cash in funding operations, capital expenditures and debt service cost.

Operating Activities. Net cash provided by operating activities for the years ended December 31, 2003, 2002 and 2001 was $192 million, $182 million and $83 million, respectively. Net cash flows from operating activities provided $11 million more cash in 2003 than in 2002 primarily due to an increase in revenue over cash costs year over year, partially offset by changes in operating assets and liabilities that provided $24 million less cash in 2003 than in 2002.

Operating activities provided $99 million more cash in 2002 than in 2001 primarily due to increased revenues of $92 million over 2001 and changes in operating assets and liabilities that provided $44 million more cash in 2002 than in 2001 offset in part by increases in operating expenses and cash interest expense.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2003, 2002 and 2001 was $84 million, $244 million and $351 million, respectively. Investing activities used $160 million less cash in 2003 than in 2002 primarily as a result of reductions in capital expenditures. Purchases of property, plant and equipment used $156 million less cash in 2003 than in 2002 as a result of reduced rebuild and upgrade activities and our efforts to reduce capital expenditures.

Investing activities used $107 million less cash in 2002 than in 2001 primarily as a result of reductions in capital expenditures. Purchases of property, plant and equipment used $100 million less cash in 2002 than in 2001 as a result of less upgrade and rebuild activity.

Financing Activities. Net cash used by financing activities was $144 million for the year ended December 31, 2003, whereas net cash provided by financing activities for the years ended December 31, 2002 and 2001 was $112 million and $258 million, respectively. Financing activities provided $256 million less cash in 2003 than in 2002. The decrease in cash provided in 2003 compared to 2002 was primarily due to a decrease in borrowings of long-term debt.

Financing activities provided $146 million less cash in 2002 than in 2001. The decrease in cash provided in 2002 compared to 2001 was primarily due to a $73 million decrease in borrowings of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements. However, we experienced a significant decline in such requirements in 2003, compared to prior years. This decline in 2003 was primarily the result of a substantial reduction in rebuild costs as our network had been largely upgraded and rebuilt in prior years, consumption of inventories, negotiated savings in contract labor and network components including digital set-top terminals and cable modems and reduced volume of installation related activities. We made capital expenditures of $78 million, $234 million and $334 million for the years ended December 31, 2003, 2002 and 2001, respectively. The majority of the capital expenditures in 2003 related to our customer premise equipment. The majority of the capital expenditures in 2002 related to our rebuild and upgrade program and purchases of customer premise equipment.

Upgrading our cable systems has enabled us to offer digital television, high-speed data services, VOD, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures are funded primarily from cash flows from operating activities. In addition, during the years ended December 31, 2003, 2002 and 2001, our liabilities related to capital expenditures decreased $6 million, $9 million and $10 million, respectively.

During 2004, we expect to spend a total of $85 million to $95 million on capital expenditures. The nature of these expenditures is expected to continue to migrate from upgrade/rebuild to customer premise equipment and scalable infrastructure. Expected capital expenditures for 2004 are consistent with our total capital expenditures for 2003 and significantly lower than 2002 levels because (1) our rebuild and upgrade plans are largely completed, (2) a greater portion of our work force is focused on maintenance and period related activities, (3) our purchases of digital set-top terminals have declined and (4) the volume of installation related activities has declined. We expect to fund capital expenditures for 2004 primarily from cash on hand, cash flows from operating activities, and through borrowings under the CC VIII Operating credit facilities.

CC VIII Operating Credit Facilities and Existing Note Terms, Restrictions and Covenants

The following table presents information relative to borrowing and covenant compliance under our credit facilities as of December 31, 2003 (dollars in thousands):

CC VIII
Operating
Credit facilities outstanding	$1,044,381
Other debt (1)	22,774

Total defined bank debt (2)	$1,067,155

Adjusted EBITDA (3)	$299,356

Bank Compliance Leverage Ratio (Total Debt/Adjusted EBITDA) (4)	3.56

Maximum Allowable Leverage Ratio (5)	4.00

Total Credit Facilities (6)	$1,407,873

Potential Bank Availability (7)	$130,270

(1)	Includes other permitted bank level debt, capitalized leases and letters of credit, which are classified as debt by the credit facility agreement for the calculation of maximum allowable leverage.

(2)	This represents our subsidiary’s total debt as defined for purposes of the covenants in its credit agreement.

(3)	Adjusted EBITDA approximates EBITDA (net income (loss) before interest, taxes, depreciation and amortization and minority interest), adjusted for certain non-cash items including impairment of franchises, option compensation expense and gain/loss on derivative instruments and in some cases non-recurring charges such as special charges and certain other expense or income items. Adjusted EBITDA as defined in our credit facilities also excludes certain corporate costs, as defined.

(4)	Bank Compliance Leverage Ratio represents total debt as of such date determined as defined in the applicable credit agreement, including intercompany debt, divided by Adjusted EBITDA, annualized.

(5)	Maximum Allowable Leverage Ratio represents the maximum bank compliance leverage ratio permitted under the respective bank agreements. This is the most restrictive of the financial covenants.

(6)	Total Credit Facilities represents the total borrowing capacity of the credit facilities.

(7)	Potential Bank Availability represents the Total Credit Facilities capacity less Credit Facilities Outstanding, adjusted for any limitations due to covenant restrictions.

Based on outstanding indebtedness as of December 31, 2003, total future principal payments on borrowings under the CC VIII Operating credit facilities as of December 31, 2003 are presented below (dollars in thousands). While current maturities of debt in 2004 are presented in the table below, current maturities are not presented on the balance sheet as we intend to refinance the amounts due in 2004 with availability under the revolving portions of our credit facilities.

2004	$80,000
2005	105,000
2006	148,658
2007	240,723
Thereafter	470,000

$1,044,381

The table below presents the total future principal payments on outstanding borrowings under the CC VIII Operating credit facilities, assuming that the maximum potential borrowings under such facilities were outstanding as of December 31, 2003 (dollars in thousands):

2004	$84,276
2005	215,000
2006	397,874
2007	240,723
Thereafter	470,000

$1,407,873

The following description is merely a summary of certain material provisions of our public notes and credit facilities (collectively, the “Debt Agreements”). The summary does not restate the terms of the Debt Agreements in their entirety, nor does it describe all terms of the Debt Agreements. The agreements and instruments governing each of the Debt Agreements are complicated and you should consult such agreements and instruments for more detailed information regarding our Debt Agreements. Our Debt Agreements are listed as exhibits to this annual report and are incorporated by reference to this annual report.

CC VIII Operating Credit Facilities

The obligations under the CC VIII Operating credit facilities are guaranteed by the parent company of CC VIII Operating, CC VIII Holdings, LLC (“CC VIII Holdings”), and by the subsidiaries of CC VIII Operating other than immaterial subsidiaries. The obligations under the CC VIII Operating credit facilities are secured by pledges of all equity interests owned by CC VIII Operating and its guarantor subsidiaries in other persons, and by intercompany obligations owing to CC VIII Operating and/or its guarantor subsidiaries by their affiliates, but are not secured by other assets of CC VIII Operating or its subsidiaries. The obligations under the CC VIII Operating credit facilities are also secured by pledges of equity interests owned by CC VIII Holdings in other persons, and by intercompany obligations owing to CC VIII Holdings by its affiliates, but are not secured by the other assets of CC VIII Holdings.

The CC VIII Operating credit facilities provide for borrowings of up $1.4 billion as of December 31, 2003. The CC VIII Operating credit facilities provide for two term facilities, a Term A facility with a reduced current total principal amount of $375 million, that continues reducing quarterly until it reaches maturity in June 2007, and a Term B facility with a principal amount of $490 million, that continues reducing quarterly until it reaches maturity in February 2008. The amortization of the principal amount of the Term B term loan facilities is substantially “back-ended,” with more than 90% of the principal balance due in the year of maturity. The CC VIII Operating credit facilities also provide for two reducing revolving credit facilities, in the total amount of $542 million, which reduce quarterly beginning in June 2002 and September 2005, respectively, with maturity dates in June 2007. Supplemental facilities in the amount of approximately $300 million may be available from lenders within or outside the lending group that agree to provide it. Amounts under the CC VIII Operating credit facilities bear interest at the Eurodollar rate or the base rate, each as defined, plus a margin of up to 2.50% for Eurodollar loans (2.15% to 3.66% as of December 31, 2003) and up to 1.50% for base rate loans. A quarterly commitment fee of 0.25% is payable on the unborrowed balance of the revolving credit facilities.

As of December 31, 2003, outstanding borrowings were $1.0 billion, and unused availability was $363 million although our financial covenants limited the availability under these facilities to $130 million.

Restrictive Covenants. The CC VIII Operating credit facilities contain representations and warranties, affirmative and negative covenants similar to those described below with respect to the indenture governing our public notes, information requirements, events of default and financial covenants. The financial covenants measure performance against standards set for leverage, debt service coverage, and operating cash flow coverage of cash interest expense on a quarterly basis or as applicable. Additionally, the credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including when significant amounts of assets are sold and the proceeds are not reinvested in assets useful in the business of the borrower within a specified period. See “ — Certain Trends and Uncertainties — Restrictive Covenants.”

The CC VIII Operating credit facilities generally permit our subsidiaries to make distributions to pay interest on the Charter Holdings notes and to pay interest on Charter’s convertible senior notes, in each case provided the borrower’s consolidated operating cash flow (as defined in the relevant credit agreement) for the most recent period of four fiscal quarters preceding the distribution exceeds 1.75 times its cash interest expense for the same period, including the amount of such distribution. Other distributions are also permitted if the borrower meets specified conditions and financial ratios. In each case, such distributions are not permitted during the existence of a default under the credit facilities. See “ — Certain Trends and Uncertainties — Restrictive Covenants.”

The events of default for the CC VIII Operating credit facilities include, among other things, (i) the failure to make payments when due or within the applicable grace period, (ii) the failure to comply with specified covenants, or (iii) the occurrence of events that cause or permit the acceleration of other indebtedness owing by the guarantor, borrower or the borrower’s guarantor subsidiaries in amounts in excess of $25 million.

The CC VIII Operating credit facilities contain change of control provisions, making it an event of default, and permitting acceleration of the debt, in the event of certain specified changes of control, including if Mr. Allen, his estate, heirs and related entities, fails to maintain, directly or indirectly, at least 51% voting interest in the related borrower, or ceases to own of record or beneficially, directly or indirectly, at least 25% of the equity interests in the related borrower. See “ — Certain Trends and Uncertainties — Long-Term Indebtedness — Change of Control Payments.”

CC V Holdings Indenture Restrictions and Covenants

This section summarizes certain of the restrictions and covenants contained in the indenture governing the CC V Holdings notes. Generally, these restrictions apply to us and to our restricted subsidiaries, which are currently all of our subsidiaries.

Change of Control. In the event of a specified change of control, we must offer to repurchase any then outstanding public notes at 101% of their principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any. See “ — Certain Trends and Uncertainties — Long-Term Indebtedness — Change of Control Payments.”

Limitation on Indebtedness. The indenture contains a number of significant covenants that could adversely impact our business. In particular, our indenture restricts our and our subsidiaries’ ability to:

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

The limitations on incurrence of debt permit us and our restricted subsidiaries to incur additional debt or issue shares of preferred stock, so long as we are not in default under the indenture:

•	if, after giving effect to the incurrence, we could meet a leverage ratio (ratio of consolidated debt to four times consolidated cash flow from the most recent quarter) of 6.5 to 1.0, and, regardless of whether the leverage ratio could be met,

•	up to approximately $346 million of debt under a credit facility,

•	up to $10 million of debt incurred to finance the purchase of new assets,

•	up to $15 million of additional debt, and

•	other items of indebtedness for specific purposes such as intercompany debt, refinancing of existing debt and interest rate swaps to provide protection against fluctuation in interest rates.

The indenture permits us and our restricted subsidiaries to incur debt under one of the categories above, and reclassify the debt into a different category. The CC VIII Operating credit agreement generally imposes more restrictive limitations on incurring new debt, so CC VIII Operating and its subsidiaries are not permitted to utilize the full debt incurrence capability provided by the indenture covenants provided for the CC V Holdings notes.

•	Under the indenture governing the CC V Holdings notes, the CC V Holdings issuers and their restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, make restricted investments, or make other specified restricted payments only if CC V Holdings could, after giving effect thereto, incur $1.00 of additional debt under the leverage ratio test, which would require that the CC V Holdings issuers meet the 6.5 to 1.0 leverage ratio of the indebtedness covenant and no default would exist or result as a consequence thereof. If those conditions are met, the CC V Holdings issuers and their restricted subsidiaries are permitted to make restricted payments in a total amount not to exceed the result of 100% of the CC V Holdings issuers’ consolidated cash flow, minus 1.4 times their consolidated interest expense, plus 100% of new equity proceeds received by the CC V Holdings issuers, plus returns on certain investments, all cumulatively from January 1, 1999. The CC V Holdings issuers and their restricted subsidiaries may make permitted investments up to $10 million and other specified permitted investments, restricted payments up to $5 million, and other specified restricted payments without meeting the foregoing test.

•	The CC V Holdings issuers and their restricted subsidiaries are not permitted to grant liens on their assets other than specified permitted liens. Permitted liens include liens securing debt permitted by the covenant limiting incurrence of debt, liens securing amounts up to the greater of $15 million or 5% of total assets, certain existing liens and specified liens incurred in the ordinary course of business.

•	The CC V Holdings issuers are generally not permitted to sell or otherwise dispose of all or substantially all of their assets or merge with or into other companies unless the CC V Holdings issuers and their subsidiaries could incur $1.00 of additional debt under the leverage ratio test described above, after giving effect to the transaction.

•	The CC V Holdings issuers and their subsidiaries may generally not otherwise sell assets or, in the case of restricted subsidiaries, equity interests, unless they receive consideration at least equal to the fair market value of the assets or equity interests, with at least 75% of the consideration for such sale consisting of a controlling interest in a permitted business or assets useful in a permitted business or cash, assumption of liabilities or securities promptly converted into cash. The CC V Holdings issuers and their restricted subsidiaries are then required within 360 days after any asset sale either to commit to use the net cash proceeds over a specified threshold either to acquire assets, including controlling assets in permitted businesses, make capital expenditures or use the net cash proceeds to repay debt, or to offer to repurchase the CC V Holdings notes with any remaining proceeds.

•	The CC V Holdings issuers and their restricted subsidiaries may not engage in sale and leaseback transactions unless, at the time of the transaction, the applicable CC V Holdings issuer or restricted subsidiary could have incurred indebtedness under the leverage ratio test described above in an amount equal to the present value of the net rental payments to be made under the lease, the gross proceeds of the sale are at least equal to the fair market value of the subject property, and the sale of the assets and application of proceeds is permitted by the covenant restricting asset sales.

•	The CC V Holdings issuers’ restricted subsidiaries may not enter into restrictions on their abilities to make dividends or distributions or transfer assets to the CC V Holdings issuers except under documents governing debt, asset sales, leases and like transactions permitted by the indenture.

•	The restricted subsidiaries of the CC V Holdings issuers are generally not permitted to guarantee or pledge assets to secure debt of the CC V Holdings issuers, unless the guarantying subsidiary issues a guarantee of the CC V Holdings notes, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction for at least one year.

•	The CC V Holdings issuers and their restricted subsidiaries are generally not permitted to transfer equity interests in restricted subsidiaries unless the transfer is of all of the equity interests in the restricted subsidiary or the restricted subsidiary remains a restricted subsidiary and net proceeds of the equity sale are applied in accordance with the asset sales covenant. Restricted subsidiaries of the CC V Holdings issuers are not permitted to issue equity interests if as a result, the issuing subsidiary would no longer be a restricted subsidiary.

•	The indenture governing the CC V Holdings notes also restricts the ability of the CC V Holdings issuers and their restricted subsidiaries to enter into certain transactions with affiliates involving over $2.5 million without a determination by the board of directors that the transaction is on terms no less favorable than arm’s length, or transactions with affiliates involving consideration in excess of $10 million with affiliates without receiving an independent opinion as to the fairness of the transaction to the holders of the CC V Holdings notes.

All of these covenants are subject to additional specified exceptions. In general, the covenants of our subsidiary’s credit facilities are more restrictive than those of our indenture.

The indenture includes various events of default, including a cross-default to acceleration of, or failure to make payments when due or within the applicable grace period, by CC V Holdings, CC V Holdings Finance or any restricted subsidiary, on any indebtedness of $5 million or more. As a result, an event of default related to the failure to make a payment when due or the acceleration of the indebtedness under the CC VIII Operating credit facilities could cause a cross-default under the CC V Holdings indenture. See “ — Certain Trends and Uncertainties — Acceleration of Indebtedness of Subsidiaries.”

Minority Interest

As part of our acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII issued, after adjustments, 24,279,943 Class A preferred membership units (collectively, the “CC VIII interest”) with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the “Comcast sellers”). While held by the Comcast sellers, the CC VIII interest was entitled to a 2% priority return on its initial capital account and such priority return was entitled to preferential distributions from available cash and upon liquidation of CC VIII. While held by the Comcast sellers, the CC VIII interest generally did not share in the profits and losses of CC VIII. Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the “Comcast put right”). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen has become the holder of the CC VIII interest, indirectly through an affiliate. Consequently, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter will be allocated his pro rata share (based on number of membership interests outstanding) of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen would be entitled to a priority distribution with respect to the 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings and Mr. Allen in proportion to CC V Holdings’ capital account and Mr. Allen’s capital account (which will equal the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen’s pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003). The limited liability company agreement of CC VIII does not provide for a mandatory redemption of the CC VIII interest.

An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII interest following consummation of the Comcast put right. Specifically, under the terms of the Bresnan transaction documents that were entered into in June 1999, the Comcast sellers originally would have received, after adjustments, 24,273,943 Charter Holdco membership units, but due to an FCC regulatory issue raised by the Comcast sellers shortly before closing, the Bresnan transaction was modified to provide that the Comcast sellers instead would receive the preferred equity interests in CC VIII represented by the CC VIII interest. As part of the last-minute changes to the Bresnan transaction documents, a draft amended version of the Charter Holdco limited liability company agreement was prepared, and contract provisions were drafted for that agreement that would have required an automatic exchange of the CC VIII interest for 24,273,943 Charter Holdco membership units if the Comcast sellers exercised the Comcast put right and sold the CC VIII interest to Mr. Allen or his affiliates. However, the provisions that would have required this automatic exchange did not appear in the final version of the Charter Holdco limited liability company agreement that was delivered and executed at the closing of the Bresnan transaction. The law firm that prepared the documents for the Bresnan transaction brought this matter to the attention of Charter and representatives of Mr. Allen in 2002.

Thereafter, the board of directors of Charter formed a Special Committee (currently comprised of Messrs. Tory, Wangberg and Merritt) to investigate the matter and take any other appropriate action on behalf of Charter with respect to this matter. After conducting an investigation of the relevant facts and circumstances, the Special Committee determined that a “scrivener’s error” had occurred in February 2000 in connection with the preparation of the last-minute revisions to the Bresnan transaction documents and that, as a result, Charter should seek the reformation of the Charter Holdco limited liability company agreement, or alternative relief, in order to restore and ensure the obligation that the CC VIII interest be automatically exchanged for Charter Holdco units. The Special Committee further determined that, as part of such contract reformation or alternative relief, Mr. Allen should be required to contribute the CC VIII interest to Charter Holdco in exchange for 24,273,943 Charter Holdco membership units. The Special Committee also recommended to the board of directors of Charter that, to the extent the contract reformation is achieved, the board of directors should consider whether the CC VIII interest should ultimately be held by Charter Holdco or Charter Holdings or another entity owned directly or indirectly by them.

Mr. Allen disagrees with the Special Committee’s determinations described above and has so notified the Special Committee. Mr. Allen contends that the transaction is accurately reflected in the transaction documentation and contemporaneous and subsequent company public disclosures.

The parties engaged in a process of non-binding mediation to seek to resolve this matter, without success. The Special Committee is evaluating what further actions or processes it may undertake to resolve this dispute. To accommodate further deliberation, each party has agreed to refrain from initiating legal proceedings over this matter until it has given at least ten days’ prior notice to the other. In addition, the Special Committee and Mr. Allen have determined to utilize the Delaware Court of Chancery’s program for mediation of complex business disputes in an effort to resolve the CC VIII interest dispute. If the Special Committee and Mr. Allen are unable to reach a resolution through that mediation process or to agree on an alternative dispute resolution process, the Special Committee intends to seek resolution of this dispute through judicial proceedings in an action that would be commenced, after appropriate notice, in the Delaware Court of Chancery against Mr. Allen and his affiliates seeking contract reformation, declaratory relief as to the respective rights of the parties regarding this dispute and alternative forms of legal and equitable relief. The costs incurred in resolving this issue are included in our statements of operations. The ultimate resolution and financial impact of the dispute are not determinable at this time.

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

Restrictive Covenants. The credit facilities of our subsidiary and the indenture governing our publicly held notes contain a number of significant covenants that could adversely impact our business. In particular, the credit facilities of our subsidiary and our indenture restrict our and our subsidiaries’ ability to:

•	pay dividends or make other distributions;

•	make certain investments or acquisitions;

•	enter into related party transactions;

•	dispose of assets or merge;

•	incur additional debt;

•	issue equity;

•	repurchase or redeem equity interests and debt;

•	grant liens; and

•	pledge assets.

Furthermore, under our subsidiaries’ credit facilities, CC VIII and its subsidiaries are required to maintain specified financial ratios and meet financial tests. These financial ratios tighten and may become more difficult to maintain over time. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of the debt under the CC VIII credit facilities and in certain cases under other agreements governing our long-term indebtedness. Any default under the credit facilities or indenture governing our outstanding debt might adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our publicly held notes and the CC VIII credit facilities. For more information, see the section above entitled “Liquidity and Capital Resources.”

Liquidity. Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. Our ongoing operations will depend on our ability to generate cash and to secure financing in the future. We have historically funded liquidity and capital requirements through cash flows from operating activities, borrowings under the credit facilities of our subsidiary and capital contributions from our indirect parent companies.

Our ability to operate depends on our continued access to credit under the CC VIII Operating credit facilities. Our total potential borrowing availability under the CC VIII Operating credit facilities totaled $363 million as of December 31, 2003, although our financial covenants limited the availability under these facilities to $130 million. Our access to those funds is subject to our satisfaction of the covenants in those credit facilities. In addition, an event of default under those facilities, if not waived, may result in the acceleration of those facilities, which could in turn result in the acceleration of the CC V Holdings notes and our other obligations, and could result in exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments.

As the principal amounts become due in 2008, it is unclear whether we will have access to sufficient capital to satisfy these principal repayment obligations. Cash flows from operating activities and other existing sources of funds may not be sufficient, on their own, to permit us to satisfy these obligations.

If our business does not generate sufficient cash flow from operating activities, and sufficient future contributions are not available to us from borrowings under our subsidiary’s credit facilities or from other sources of financing, we may not be able to repay our debt, grow our business, respond to competitive challenges, or to fund our other liquidity and capital needs. As a means of enhancing our liquidity, we are currently attempting to cut costs and are exploring sales of assets.

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

If we or our parent companies are unable to raise needed capital, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

For more information, see the section above entitled “Liquidity and Capital Resources.”

Acceleration of Indebtedness of Our Subsidiaries. In the event of a default under any of CC VIII Operating’s credit facilities, our subsidiaries’ creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, those credit facilities will not permit our subsidiaries to distribute funds to CC V Holdings to pay interest or principal on our public notes. If the amounts outstanding under such credit facilities are accelerated, all of our subsidiaries’ debt and liabilities would be payable from our subsidiaries’ assets, prior to any distribution of our subsidiaries’ assets to pay the interest and principal amounts on our public notes. In addition, the lenders under the CC VIII Operating credit facilities could foreclose on their collateral, which includes equity interests in CC VIII Operating, and exercise other rights of secured creditors. In any such case, we might not be able to repay or make any payments on our public notes. Any default under any of our subsidiary’s credit facilities or our public notes might adversely affect the holders of our public notes and our growth, financial condition and results of operations and could force us to examine all options, including seeking the protection of the bankruptcy laws.

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

Securities Litigation and Government Investigations. A number of putative federal class action lawsuits have been filed against Charter and certain of its former and present officers and directors alleging violations of securities laws, which have been consolidated for pretrial purposes. In addition, a number of other lawsuits have been filed against Charter in other jurisdictions. A shareholders derivative suit was filed in the U.S. District Court for the Eastern District of Missouri, and several class action lawsuits were filed in Delaware state court against Charter and certain of its directors and officers. Finally, two shareholders derivative suits were filed in Missouri state court against Charter, its then current directors and its former independent auditor. These actions were consolidated during the fourth quarter of 2002. The federal shareholders derivative suit, the Delaware class actions and the consolidated derivative suit each allege that the defendants breached their fiduciary duties.

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices focusing on how it reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U.S. Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised us that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the SEC. The SEC subsequently issued a formal order of investigation dated January 23, 2003, and subsequent related document and testimony subpoenas. The investigation and subpoenas generally concern Charter’s prior reports with respect to its determination of the number of customers and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised us that it is fully cooperating with the SEC staff.

Due to the inherent uncertainties of litigation and investigations, Charter cannot predict the ultimate outcome of these proceedings. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on our consolidated financial condition or results of operations.

In addition, the restatement of our 2000, 2001 and 2002 financial statements may lead to additional allegations in the pending securities class and shareholders derivative actions against Charter, or to additional claims being filed or to investigations being expanded or commenced. These proceedings, and Charter’s actions in response to these proceedings, could result in substantial costs, substantial potential liabilities and the diversion of management’s attention, and could adversely affect our ability to execute our business and financial strategies.

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

Mergers, joint ventures and alliances among franchised, wireless or private cable operators, satellite television providers, local exchange carriers and others, and the repeal of certain ownership rules may provide additional benefits to some of our competitors, either through access to financing, resources or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

Variable Interest Rates. At December 31, 2003, excluding the effects of hedging, approximately 90% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of December 31, 2003 and December 31, 2002, the weighted average interest rate on the bank debt was approximately 5.6% and 5.4%, respectively and the weighted average interest rate on the high-yield debt was approximately 11.9%, resulting in a blended weighted average interest rate of 6.2% and 6.2%, respectively. Approximately 70% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of December 31, 2003 as compared to approximately 65% at December 31, 2002.

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

Services. We expect that a substantial portion of our near-term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent various commercial services that take advantage of cable’s broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, if it is determined that the product being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

Increasing Programming Costs. Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. This escalation may continue, and we may not be able to pass programming cost increases on to our customers. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of February 18, 2004, approximately 34% of our parent’s current programming contracts, which we operate under, are scheduled to expire by the end of 2004, and approximately another 11% by the end of 2005. There can be no assurance that these agreements will be renewed on favorable or comparable terms. The inability to fully pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins.

Public Notes Price Volatility. The market price of our publicly traded notes has been and is likely to continue to be highly volatile. We expect that the price of our securities may fluctuate in response to various factors, including the factors described throughout this section and various other factors which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any further downgrade of Charter’s (or our) debt ratings; announcement of the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules; and new regulatory legislation adopted in the United States.

In addition, the securities market in general, and the market for cable television securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our public notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of our securities, and several purported class action lawsuits were filed against Charter in 2001 and 2002, following a decline in its stock price. See “Item 3. Legal Proceedings.”

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

Long-Term Indebtedness — Change of Control Payments. We may not have the ability to raise the funds necessary to fulfill our obligations under our public notes and the credit facilities of our subsidiaries following a change of control. A change of control under our public notes and our subsidiary’s credit facilities would require the repayment of borrowings under those credit facilities and indenture. A failure by us to make or complete a change of control offer or to repurchase the amounts outstanding under their credit facilities would place us or them in default of these agreements.

Regulation and Legislation. Cable systems are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if the FCC were to require cable systems to carry both the analog and digital versions of local broadcast signals or multiple channels added by digital broadcasters. The FCC is currently conducting a proceeding in which it is considering this channel usage possibility, although it previously issued a tentative decision against such dual carriage. In addition, the carriage of new high definition broadcast and satellite programming services over the next few years may consume significant amounts of system capacity without contributing to proportionate increases in system revenue.

There is also uncertainty whether local franchising authorities, state regulators, the FCC, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These open access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. The United States Court of Appeals for the Ninth Circuit recently vacated in part a FCC ruling defining cable modem service as an “information service” and remanded for further proceedings. The Ninth Circuit held that cable modem service is not “cable service” but is part “telecommunications service” and part “information service.” The decision will likely be appealed, but it may possibly lead to cable operators having to contribute to the federal government’s universal service fund, to open access requirements, and to other common carrier regulations. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

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

At December 31, 2003 and 2002, we had outstanding $700 million in notional amounts of interest rate swaps. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” for further information regarding the fair values and contract terms of our interest rate agreements.

Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before December 31, 2003, the FIN 46R will be applied beginning on March 31, 2004. For any variable interest entities that must be consolidated under FIN 46R that were created before December 31, 2003, the assets, liabilities and noncontrolling interests of the variable interest entity initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entity. The adoption of FIN 46R did not have a material impact on our consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. SAB No. 104 revises or rescinds portions of interpretative guidance on revenue recognition. SAB No. 104 became effective immediately upon release and requires registrants to either restate prior financial statements or report a change in accounting principle. The adoption of SAB No. 104 did not have a material impact on our consolidated financial statements.

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

As of December 31, 2003 and 2002, long-term debt totaled approximately $1.2 billion and $1.3 billion, respectively. This debt was comprised of approximately $1.0 billion and $1.2 billion of debt under our subsidiary’s credit facilities, and $113 million and $163 million of high-yield debt at December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, the weighted average rate on the bank debt was approximately 5.6% and 5.4%, respectively, the rate on the high-yield debt was 11.9%, respectively, resulting in a blended weighted average rate of 6.2% and 6.2%, respectively. Approximately 70% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of December 31, 2003 as compared to approximately 65% at December 31, 2002. The fair value of our total high-yield debt was $119 million and $118 million at December 31, 2003 and 2002, respectively. The fair value of bank debt was $1.0 billion and $943 million at December 31, 2003 and 2002, respectively. The fair value of high-yield debt is based on quoted market prices and the fair value of bank debt is based on dealer quotations.

We have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the years ended December 31, 2003, 2002 and 2001, net gain (loss) on derivative instruments and hedging activities includes gains of $0.2 million and losses of $0.8 million and $0, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. For the years ended December 31, 2003, 2002 and 2001, a gain of $3 million, a loss of $16 million and a gain of $4 million, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges, as they do not meet the effectiveness criteria specified by SFAS No. 133. However, we believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as gain (loss) on derivative instruments and hedging activities in our statements of operations. For the years ended December 31, 2003, 2002 and 2001, we recorded other income of $10 million and other expense $34 million and $8 million, respectively, for interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2003 (dollars in thousands):

							Fair Value at
							December 31,
	2004	2005	2006	2007	2008	Total	2003
Debt
Fixed Rate	$—	$—	$—	$—	$113,281	$113,281	$119,159
Average Interest Rate	—	—	—	—	11.88%	11.88%
Variable Rate	$80,000	$105,000	$148,658	$240,723	$470,000	$1,044,381	$1,002,615
Average Interest Rate	3.40%	4.76%	5.84%	6.58%	7.77%	6.58%
Interest Rate Instruments
Variable to Fixed Swaps	$200,000	$300,000	$200,000	—	—	$700,000	$42,349
Average Pay Rate	6.97%	6.63%	6.61%	—	—	6.72%
Average Receive Rate	3.48%	5.39%	6.49%	—	—	5.16%

At December 31, 2003 and 2002, we had outstanding $700 million in notional amounts of interest rate swaps. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at December 31, 2003.

We do not hold collateral for these instruments and are therefore subject to credit loss in the event of nonperformance by the counterparty to the interest rate exchange agreement. However the counterparties are banks and we do not anticipate nonperformance by any of them on the interest rate exchange agreement.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, the related notes thereto, and the reports of independent auditors are included in this annual report beginning on page F-1.

Separate financial statements for CC V Holdings Finance, Inc., have not been presented, as this entity had no operations and substantially no assets or equity. Accordingly, management has determined that such financial statements are not material.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Previously reported in our Current Report on Form 8-K, dated April 22, 2002 and filed on April 26, 2002.

Item 9A. Controls and Procedures.

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this annual report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There was no change in our internal control over financial reporting during 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 14. Principal Accounting Fees and Services.

Audit fees and audit-related fees we incurred related to services provided by KPMG LLP (“KPMG”) and discussed below are derived by allocating KPMG fees associated with the audit of Charter and its subsidiaries including us. The allocation is based on a ratio of our analog video customers to the total analog video customers of Charter.

Audit Fees

During the years ended December 31, 2003 and 2002, we incurred fees and related expenses to KPMG for the audits of our and our subsidiary’s financial statements for the applicable year and for the review of our interim financial statements totaling approximately $295,000 and $825,000, respectively.

Audit-Related Fees

We incurred fees to KPMG of approximately $10,000 and $0 during the years ended December 31, 2003 and 2002, respectively, primarily related to services associated with our Sarbanes-Oxley Section 404 implementation.

Charter’s Audit Committee appoints, retains, compensates and oversees the registered public accountants (subject, if applicable, to board of directors and/or shareholder ratification), and approves in advance all fees and terms for the audit engagement and non-audit engagements where non-audit services are not prohibited by Section 10A of the Securities Exchange Act of 1934, as amended, with registered public accountants. This authority extends over all audit and non-audit engagements of Charter and its subsidiaries, including us. Pre-approvals of non-audit services are sometimes delegated to a single member of Charter’s Audit Committee. However, any pre-approvals made by Charter’s Audit Committee’s designee are presented at Charter’s Audit Committee’s next regularly scheduled meeting. Charter’s Audit Committee has an obligation to consult with management on these matters. Charter’s Audit Committee approved 100% of the KPMG fees for the years ended December 31, 2003 and 2002. Each year, including 2003, with respect to the proposed audit engagement, Charter’s Audit Committee reviews the proposed risk assessment process in establishing the scope of examination and the reports to be rendered.

In its capacity as a committee of the Board, Charter’s Audit Committee oversees the work of the registered public accounting firm (including resolution of disagreements between management and the public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The registered public accounting firm reports directly to Charter’s Audit Committee. In performing its functions, Charter’s Audit Committee undertakes those tasks and responsibilities that, in its judgment, most effectively contribute to and implement the purposes of Charter’s Audit Committee charter. For more detail on Charter’s Audit Committee’s authority and responsibilities, see Charter’s Audit Committee charter set forth in Appendix A of Charter’s 2003 Proxy Statement filed with the SEC on June 24, 2003.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements.

A listing of the financial statements, notes and reports of independent public accountants required by Item 8 begins on page F-1 of this annual report.

(2)	Financial Statement Schedules.

No financial statement schedules are required to be filed by Items 8 and 15(d) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(3)	The index to the Exhibits begins on page 37 of this annual report.

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

No annual reports or proxy materials were sent to the registrants’ security holders during the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this annual report to be signed on their behalf by the undersigned, thereunder duly authorized.

CC V HOLDINGS, LLC

Dated: March 25, 2004	By:	CHARTER COMMUNICATIONS, INC.,

Registrants’ Manager

	By:	/s/ Carl E. Vogel

Name: Carl E. Vogel Title: President, Chief Executive Officer (Principal Executive Officer) of Charter Communications, Inc. (Manager) and CC V Holdings, LLC

	By:	/s/ Michael P. Huseby

Name: Michael P. Huseby Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer) of Charter Communications, Inc. (Manager) and CC V Holdings, LLC

	By:	/s/ Paul E. Martin

Name: Paul E. Martin Title: Senior Vice President and Controller (Principal Accounting Officer) of Charter Communications, Inc. (Manager) and CC V Holdings, LLC

CC V HOLDINGS FINANCE, INC.

Dated: March 25, 2004	By:	/s/ Carl E. Vogel

Name: Carl E. Vogel Title: President, Chief Executive Officer (Principal Executive Officer) of CC V Holdings Finance, Inc. and Sole Director

	By:	/s/ Michael P. Huseby

Name: Michael P. Huseby Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer) of Charter Communications, Inc. (Manager) and CC V Holdings Finance, Inc.

	By:	/s/ Paul E. Martin

Name: Paul E. Martin Title: Senior Vice President — Corporate Controller (Principal Accounting Officer) of CC V Holdings Finance, Inc.

EXHIBIT INDEX

Exhibit	Description
2.1(a)	Purchase and Contribution Agreement, entered into as of June 1999, by and among BCI (USA), LLC, William Bresnan, Blackstone BC Capital Partners LP, Blackstone BC Offshore Capital Partners L.P., Blackstone Family Investment Partnership III LP, TCID of Michigan, Inc. and TCI Bresnan LLC and Charter Communications Holding Company, LLC (Incorporated by reference to Exhibit 2.11 to Amendment No. 2 to the registration statement on Form S-1 of Charter Communications, Inc filed on September 28, 1999 (File No. 333-83887)).

2.1(b)	First Amendment to Purchase and Contribution Agreement dated as of February 14, 2000, by and among BCI (USA), LLC, William J. Bresnan, Blackstone BC Capital Partners L.P., Blackstone BC Offshore Capital Partners, L.P., Blackstone Family Media III, L.P. (as assignee of Blackstone Family Investment III, L.P.), TCID of Michigan, Inc., TCI Bresnan, LLC and Charter Communications Holding Company, LLC (Incorporated by reference to Exhibit 2.11(a) to the current report on Form 8-K filed by Charter Communications, Inc. on February 29, 2000 (File No. 000-27927)).

3.1(a)	Certificate of Formation of CC V Holdings, LLC (formerly known as Avalon Cable LLC) (Incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Registration Statement on Form S-4 filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999 (File No. 333-75415)).

3.1(b)	Amendment to Certificate of Formation of CC V Holdings, LLC (formerly known as Avalon Cable LLC) (Incorporated by reference to Exhibit 3.1(a) to the annual report on Form 10-K of CC V Holdings, LLC and CC V Holdings Finance, Inc. filed on March 30, 2000 (File No. 333-75415)).

3.2	Certificate of Incorporation of CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.) (Incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registration Statement on Form S-4 filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999 (File No. 333-75415)).

3.3**	Amended and Restated Limited Liability Company Agreement of CC V Holdings, LLC (formerly known as Avalon Cable LLC) dated as of June 19, 2003.

3.4	Amended and Restated By-Laws of CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.) (Incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K of CC V Holdings, LLC and CC V Holdings Finance, Inc. filed on March 30, 2000 (File No. 333-75415)).

4.1	Indenture, dated as of December 10, 1998, by and among CC V Holdings, LLC (formerly known as Avalon Cable LLC), Avalon Cable of Michigan Holdings, Inc. and CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), as Issuers and The Bank of New York, as Trustee for the Notes (Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-4 filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999 (File No. 333-75415)).

4.2	Supplemental Indenture, dated as of March 26, 1999, by and among CC V Holdings, LLC (formerly known as Avalon Cable LLC), Avalon Cable of Michigan Holdings, Inc. and CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), as Issuers, Avalon Cable of Michigan, Inc., as guarantor, and The Bank of New York, as Trustee for the Notes (Incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the

Exhibit	Description
Registration Statement on Form S-4 filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999 (File No. 333-75415)).

10.1(a)	Amended and Restated Credit Agreement dated as of February 2, 1999, as amended and restated as of February 14, 2000 by and among CC VIII Operating, LLC, as borrower, CC VIII Holdings, LLC, as guarantor, and several financial institutions or entities named therein (Incorporated by reference to Exhibit 10.18(a) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

10.1 (b)	Second Amended and Restated Credit Agreement, among CC VIII Operating, LLC, as borrower, CC VIII Holdings, LLC, as guarantor, and several financial institutions or entities named therein, dated as of February 2, 1999, as amended and restated as of January 2, 2001 (Incorporated by reference to Exhibit 10.17 to the annual report on Form 10-K filed by Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation on April 2, 2001 (File No. 333-77499)).

10.1(c)	Third Amended and Restated Credit Agreement, among CC VIII Operating, LLC, as borrower, CC VIII Holdings, LLC, as guarantor, and certain lenders and agents named therein, dated as of February 2, 1999, as amended and restated as of January 3, 2002 (Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed by Charter Communications, Inc. on January 24, 2002 (File No. 000-27927)).

10.2	Exchange Agreement, dated as of February 14, 2000, by and among Charter Communications, Inc., BCI (USA), LLC, William J. Bresnan, Blackstone BC Capital Partners LP, Blackstone BC Offshore Capital Partners LP, Blackstone Family Media III LP (as assignee of Blackstone Family Investment III LP.), TCID of Michigan, Inc., and TCI Bresnan LLC (Incorporated by reference to Exhibit 10.40 to the current report on Form 8-K of Charter Communications, Inc. filed on February 29, 2000 (File No. 000-27927)).

10.3	Amended and Restated Limited Liability Company Agreement for CC VIII, LLC, dated as of March 31, 2003 (Incorporated (Incorporated by reference to Exhibit 10.27 to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.4(a)+	Charter Communications Holdings, LLC 1999 Option Plan (Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

10.4(b)+	Assumption Agreement regarding Option Plan, dated as of May 25, 1999, by and between Charter Communications Holdings, LLC and Charter Communications Holding Company, LLC (Incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on August 27, 1999 (File No. 333-77499)).

10.4(c)+	Form of Amendment No. 1 to the Charter Communications Holdings, LLC 1999 Option Plan (Incorporated by reference to Exhibit 10.10(c) to Amendment No. 4 to the registration statement on Form S-1 of Charter Communications, Inc. filed on November 1, 1999 (File No. 333-83887)).

10.4(d)+	Amendment No. 2 to the Charter Communications Holdings, LLC 1999 Option Plan (Incorporated by reference to Exhibit 10.4(c) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

10.4(e)+	Amendment No. 3 to the Charter Communications 1999 Option Plan (Incorporated by reference to Exhibit 10.14(e) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927).

10.4(f)+	Amendment No. 4 to the Charter Communications 1999 Option Plan (Incorporated by reference to Exhibit 10.10(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

Exhibit	Description
10.5(a)+	Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 15, 2001 (File No. 000-27927)).

10.5(b)+	Amendment No. 1 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.5(c)+	Amendment No. 2 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927).

10.5(d)+	Amendment No. 3 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective January 2, 2002 (Incorporated by reference to Exhibit 10.15(c) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927).

10.5(e)+	Amendment No. 4 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11(e) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.5(f)+	Amendment No. 5 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.5(g)+	Description of Long-Term Incentive Program to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11(g) to the annual report on Form 10-K of Charter Communications, Inc. filed on March 15, 2004 (File No. 000-27927)).

10.6(a)+	Letter Agreement, dated May 25, 1999, between Charter Communications, Inc. and Marc Nathanson (Incorporated by reference to Exhibit 10.36 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

10.6(b)+	Letter Agreement, dated March 27, 2000, between CC VII Holdings, LLC and Marc Nathanson, amending the Letter Agreement dated May 25, 1999 (Incorporated by reference to Exhibit 10.13(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.7+	Employment Agreement, dated as of October 8, 2001, by and between Carl E. Vogel and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.8+	Employment Agreement, dated as of October 18 2001, by and between Stephen E. Silva and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.9+	Employment Offer Letter, dated December 2, 2003 by and between Charter Communications, Inc. and Derek Chang (Incorporated by reference to Exhibit 10.24 to the annual report on Form 10-K of Charter Communications, Inc. filed on March 15, 2004 (File No. 000-27927)).

10.10+	Employment Offer Letter, dated December 17, 2003 by and between Charter Communications, Inc. and Michael Huseby (Incorporated by reference to Exhibit 10.25 to the annual report on Form 10-K of Charter Communications, Inc. filed on March 15, 2004 (File No. 000-27927)).

10.11+	Employment Agreement between Charter Communications, Inc. and Margaret A. “Maggie” Bellville, entered into as of April 27, 2003 (Incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 3, 2003 (File No. 000-27927)).

14.1	Code of Conduct adopted January 28, 2003 (Incorporated by reference to Exhibit 14.1 to the annual report on Form 10-K filed by Charter Communications, Inc. on April 15, 2003 (File No. 000-27927)).

Exhibit	Description
21.1*	Subsidiaries of CC V Holdings, LLC.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Financial Officer).

* Documents Attached.

+ Management compensatory plan or arrangement.

CC V HOLDINGS, LLC AND SUBSIDIARIES

Independent Auditors’ Report

To the Board of Directors
CC V Holdings, LLC:

We have audited the accompanying consolidated balance sheets of CC V Holdings, LLC and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in member’s equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CC V Holdings, LLC and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

St. Louis, Missouri
March 1, 2004

CC V HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,915	$50,069
Accounts receivable, less allowance for doubtful accounts of $2,188 and $1,949, respectively	10,073	9,637
Prepaid expenses and other current assets	1,767	1,549

Total current assets	25,755	61,255

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $388,610 and $233,224, respectively	842,613	917,853
Franchises, net of accumulated amortization of $470,581 and $468,320, respectively	2,124,032	2,126,293

Total investment in cable properties, net	2,966,645	3,044,146

OTHER NONCURRENT ASSETS	6,603	8,311

Total assets	$2,999,003	$3,113,712

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$120,531	$146,778
Payables to manager of cable systems — related parties	49,135	36,281

Total current liabilities	169,666	183,059

LONG-TERM DEBT	1,157,662	1,329,844
OTHER LONG-TERM LIABILITIES	84,873	130,301
MINORITY INTEREST	694,243	667,961
MEMBER’S EQUITY	892,559	802,547

Total liabilities and member’s equity	$2,999,003	$3,113,712

The accompanying notes are an integral part of these consolidated financial statements.

CC V HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
REVENUES	$665,335	$603,749	$512,224

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	254,826	222,074	194,777
Selling, general and administrative	124,809	126,892	116,677
Depreciation and amortization	170,539	142,140	437,701
Impairment of franchises	—	845,404	—
Special charges, net	72	2,784	928
Unfavorable contracts and other settlements	(35,760)	—	—

	514,486	1,339,294	750,083

Income (loss) from operations	150,849	(735,545)	(237,859)

OTHER INCOME AND EXPENSES:
Interest expense, net	(88,777)	(88,089)	(90,645)
Gain (loss) on derivative instruments and hedging activities, net	10,121	(34,831)	(7,868)
Other, net	22	(818)	(593)

	(78,634)	(123,738)	(99,106)

Income (loss) before minority interest, income taxes and cumulative effect of accounting change	72,215	(859,283)	(336,965)
MINORITY INTEREST	(26,282)	(13,098)	(12,828)

Income (loss) before income taxes and cumulative effect of accounting change	45,933	(872,381)	(349,793)
INCOME TAX BENEFIT (EXPENSE)	(3,364)	11,658	4,397

Income (loss) before cumulative effect of accounting change	42,569	(860,723)	(345,396)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	—	(410,801)	—

Net income (loss)	$42,569	$(1,271,524)	$(345,396)

The accompanying notes are an integral part of these consolidated financial statements.

CC V HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in thousands)

BALANCE, December 31, 2000	$1,912,705
Contribution from manager	511,619
Distributions to manager	(31,218)
Changes in fair value of interest rate agreements	3,673
Transfer of cable systems to other Charter Holdings subsidiaries	(20,515)
Net loss	(345,396)

BALANCE, December 31, 2001	2,030,868
Contribution from manager	108,966
Distributions to manager	(49,720)
Changes in fair value of interest rate agreements	(16,043)
Net loss	(1,271,524)

BALANCE, December 31, 2002	802,547
Contribution from manager	67,000
Distributions to manager	(22,261)
Changes in fair value of interest rate agreements	2,600
Other	104
Net income	42,569

BALANCE, December 31, 2003	$892,559

The accompanying notes are an integral part of these consolidated financial statements.

CC V HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$42,569	$(1,271,524)	$(345,396)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	170,539	142,140	437,701
Impairment of franchises	—	845,404	—
Minority interest	26,282	13,098	12,828
Noncash interest expense	18,629	18,152	17,478
Deferred income taxes	3,364	(11,658)	(4,397)
Cumulative effect of accounting change, net of tax	—	410,801	—
(Gain) loss on derivative instruments and hedging activities, net	(10,121)	34,831	7,868
Unfavorable contracts and other settlements	(35,760)	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(436)	1,560	(1,291)
Receivables from manager of cable systems — related party	—	43,361	18,721
Payables to manager of cable systems — related party	5,646	—	—
Prepaid expenses and other current assets	(576)	(78)	(1,617)
Accounts payable and accrued expenses and other	(24,602)	(44,512)	(66,570)
Other operating activities	—	—	7,279

Net cash flows from operating activities	195,534	181,575	82,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(81,707)	(234,466)	(333,621)
Change in accounts payable and accrued expenses related to capital expenditures	(5,609)	(9,319)	(9,875)
Other investing activities	(12)	92	(7,076)

Net cash flows from investing activities	(87,328)	(243,693)	(350,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	112,000	388,000	1,208,000
Repayments of long-term debt	(301,099)	(304,303)	(1,051,237)
Borrowings from related party	—	68,060	95,403
Repayments to related party	—	(95,060)	(68,403)
Payment of deferred financing costs	—	(3,756)	(4,407)
Distributions to managers	(22,261)	(49,720)	(31,218)
Contributions from manager — related party	67,000	108,966	109,403

Net cash flows from financing activities	(144,360)	112,187	257,541

NET CHANGE IN CASH AND CASH EQUIVALENTS	(36,154)	50,069	(10,427)
CASH AND CASH EQUIVALENTS, beginning of period	50,069	—	10,427

CASH AND CASH EQUIVALENTS, end of period	$13,915	$50,069	$—

CASH PAID FOR INTEREST	$68,200	$73,190	$70,920

NONCASH TRANSACTIONS:
Forgiveness of intercompany liabilities by parent company recorded as equity contribution	$—	$—	$394,801
Contribution from parent for acquisition	$—	$—	$7,415
Transfer of cable systems to other Charter Holdings subsidiaries	$—	$—	$20,515

The accompanying notes are an integral part of these consolidated financial statements.

CC V HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

1. Organization and Basis of Presentation

The accompanying consolidated financial statements of CC V Holdings, LLC (“CC V Holdings”) include the accounts of CC V Holdings, LLC and all of its wholly-owned subsidiaries (collectively, the “Company”). In June and July of 2003, the Company was part of a reorganizational restructuring of its parent company. As part of the reorganization, Charter Communications Holdings, LLC (“Charter Holdings”), the Company’s direct parent prior to the reorganization, formed CCH II, LLC (“CCH II”). Charter Holdings then contributed all of its equity interests in all of its subsidiaries (except Charter Communications Capital Corporation and Charter Communications Operating, LLC), including the Company, to a newly-formed subsidiary (“CCO NR Holdings, LLC”), and then contributed CCO NR Holdings, LLC to Charter Communications Operating, LLC. Charter Communications Operating, LLC was then contributed to a newly-formed parent (“CCO Holdings, LLC”), which was then contributed to CCH II. Thereafter, CCH I, LLC (“CCH I”) was formed as a new subsidiary of Charter Holdings, and Charter Holdings contributed its interest in CCH II to CCH I. These companies along with Charter Communications, Inc. (“Charter”) and Charter Communications Holdings Company, LLC (“Charter Holdco”), Charter Holdings’ indirect parent and direct parent, respectively, and the Company’s managers, are collectively referred to herein as the “Parent Companies.” All significant intercompany transactions and balances have been eliminated in consolidation.

As of December 31, 2003, the Company owns and operates cable systems serving approximately 932,600 (unaudited) customers. The Company provides a full range of video, data, other advanced broadband services and telephony. The Company offers its customers traditional video programming (analog and digital video) as well as high-speed data services and in some areas advanced broadband services such as high definition television, video on demand, telephony and interactive television. The Company sells its video programming, high-speed data and advanced broadband services on a subscription basis.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; impairments of property, plant and equipment; franchises; income taxes; and contingencies. Actual results could differ from those estimates.

Restatement of 2001 Results. In 2002, the Company restated its consolidated financial statements for 2001 and prior. The restatements were primarily related to the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs; (iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; (vi) deferred tax liabilities/franchise assets; and (vii) other adjustments. These adjustments reduced revenue by $11 million and increased consolidated net loss by $9 million for the year ended December 31, 2001 and increased member’s equity by $189 million as of January 1, 2001. In addition, as a result of certain of these adjustments, the Company’s statement of cash flow was also restated at the time. Net cash flows from operating activities for the year ended December 31, 2001 was reduced by $22 million.

Reclassifications. Certain 2002 and 2001 amounts have been reclassified to conform with the 2003 presentation.

2. Liquidity and Capital Resources

The Company recognized income from operations of $151 million in 2003 and incurred losses from operations of $736 million and $238 million in 2002 and 2001, respectively. The Company’s net cash flows from operating activities were $192 million, $182 million and $83 million for the years ending December 31, 2003, 2002 and 2001, respectively. The Company has historically required significant cash to fund capital expenditures and debt service costs. Historically, the Company has funded these requirements through cash flows from operating activities, borrowings under the Company’s credit facilities, equity contributions from its parent companies, borrowings from related parties and cash on hand. The mix of funding sources changes from period to period, but for the year ended December 31, 2003, approximately 84% of our funding requirements were satisfied from cash flows from operating activities and 16% was from cash on hand.

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

The Company expects that cash on hand, cash flows from operating activities and the funds available under the CC VIII Operating credit facilities will be adequate to meet its 2004 cash needs. As of December 31, 2003, the Company held $14 million in cash and cash equivalents and it had total potential unused availability of $363 million under the CC VIII Operating credit facilities, although our financial covenants limited the availability under these facilities to $130 million. However, these credit facilities are subject to certain restrictive covenants, portions of which are subject to the operating results of the Company’s subsidiaries. The Company expects to maintain compliance with these covenants in 2004. If the Company’s actual operating results do not result in compliance with these covenants, or if other events of noncompliance occur, funding under the credit facilities may not be available and defaults on some or potentially all debt obligations could occur. Additionally, no assurances can be given that the Company will not experience liquidity problems because of adverse market conditions or other unfavorable events.

The Company’s parent companies have a substantial amount of debt. Any financial or liquidity problems of the parent companies would likely cause serious disruption to the Company’s business and have a material adverse effect on its operations and results.

The Company’s long-term financing structure as of December 31, 2003 includes $1.0 billion of credit facility debt and $113 million of high-yield debt. Approximately $80 million of this financing matures during 2004. Note 8 discusses the Company’s current availability and long-term obligations, interest obligations and provides a schedule of maturity.

If the Company’s business does not generate sufficient cash flow from operating activities, and sufficient future distributions are not available to the Company from other sources of financing, it may not be able to repay its debt, grow its business, respond to competitive challenges, or to fund its other liquidity and capital needs. As a means of enhancing the Company’s liquidity, the Company is currently attempting to cut costs and is exploring sales of assets.

3. Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, including all material, labor and certain indirect costs associated with the construction of cable transmission and distribution facilities. Costs associated with initial customer installations and the additions of network equipment necessary to enable advanced services are capitalized. Costs capitalized as part of initial customer installations include materials, labor, and certain indirect costs. These indirect costs are associated with the activities of the Company’s personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. Overhead costs primarily include employee benefits and payroll taxes, direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, the cost of dispatch personnel and indirect costs directly attributable to capitalizable activities. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Depreciation is recorded using the straight-line method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	7-15 years
Customer equipment and installations	3-5 years
Vehicles and equipment	1-5 years
Buildings and leasehold improvements	5-15 years
Furniture and fixtures	5 years

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Franchises

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite life as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. On January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of goodwill and indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually as of October 1, or more frequently as warranted by events or changes in circumstances (See Note 6). The Company concluded that 99% of its franchises qualify for indefinite-life treatment; however, certain franchises did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These franchise costs are amortized on a straight-line basis over 10 years. Costs incurred in renewing cable franchises are deferred and amortized over 10 years.

Prior to the adoption of SFAS No. 142, costs incurred in obtaining and renewing cable franchises were deferred and amortized using the straight-line method over a period of 15 years. Franchise rights acquired through the purchase of cable systems were generally amortized using the straight-line method over a period of 15 years. The period of 15 years was management’s best estimate of the useful lives of the franchises and assumed that substantially all of those franchises that expired during the period would be renewed but not indefinitely. The Company evaluated the recoverability of franchises for impairment when events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable.

Other Noncurrent Assets

Other noncurrent assets primarily include deferred financing costs. Costs related to borrowings are deferred and amortized to interest expense using the effective interest method over the terms of the related borrowings. As of December 31, 2003 and 2002, other noncurrent assets include $6 million and $8 million of deferred financing costs, net of accumulated amortization of $7 million and $5 million, respectively.

Valuation of Property, Plant and Equipment

The Company evaluates the recoverability of property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or poor operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairment of property, plant and equipment occurred in 2003, 2002 and 2001.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which became effective for the Company on January 1, 2001. The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements (referred to herein as interest rate agreements) as required under the terms of the credit facilities of the Company’s subsidiaries. The Company’s policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The Company does not hold or issue any derivative financial instruments for trading purposes.

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Revenue Recognition

Revenues from residential and commercial video and high-speed data services are recognized when the related services are provided. Advertising sales are recognized at estimated realizable values in the period that the advertisements are broadcast. Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5% of gross revenues as defined in the franchise agreement. Such fees are collected on a monthly basis from the Company’s customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues on a gross basis with a corresponding expense pursuant to Emerging Issues Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.

Programming Costs

The Company’s parent companies negotiate and enter into programming agreements covering all of their subsidiaries, including the Company. These contracts allow the Company to obtain analog, digital and premium video programming from program suppliers whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by the Company and are subject to adjustment based on periodic audits performed by the programmers. Additionally, certain programming contracts contain launch incentives to be paid by the programmers. The Company receives these payments related to the promotion and activation of the programmer’s cable television channel and recognizes the launch incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense. This reduction of programming expense was $8 million, $8 million and $6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Programming costs included in the accompanying statements of operations were $168 million, $149 million and $132 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, the deferred amount of launch incentives, included in accounts payable and accrued expenses, totaled $6 million and $8 million, respectively, and the deferred amount of launch incentives included in other long-term liabilities, totaled $20 million and $17 million, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred. Such advertising expense was $9 million, $7 million and $7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Unfavorable contracts and other settlements

The Company recognized $36 million of benefit for the year ended December 31, 2003 as a result of the settlement of estimated liabilities recorded in connection with prior business combinations. The majority of this benefit (approximately $35 million) is due to the renegotiation of a major programming contract, for which a liability had been recorded for the above market portion of the contract in conjunction with the Bresnan acquisition in 2000. The remaining benefit relates to the reversal of liabilities, which, based on an evaluation of current facts and circumstances, are no longer required.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and tax law, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment (see Note 16).

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Minority Interest

Minority interest on the Company’s consolidated balance sheets represents $694 million and $668 million of preferred membership interests in CC VIII, LLC (“CC VIII”), an indirect subsidiary of CC V Holdings, as of December 31, 2003 and 2002, respectively. The preferred membership interests in CC VIII accrete at 2% per annum and since June 6, 2003, share pro rata in the profits of CC VIII. As more fully described in Note 17, this preferred interest arises from the approximately $630 million of preferred membership units issued by CC VIII in connection with the Bresnan acquisition in February 2000.

Segments

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decisionmaker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company’s operations are managed on the basis of geographic divisional operating segments. The Company has evaluated the criteria for aggregation of the geographic operating segments under paragraph 17 of SFAS No. 131 and believes it meets each of the respective criteria set forth. The Company delivers similar products and services within each of its geographic divisional operations. Each geographic and divisional service area utilizes similar means for delivering the programming of the Company’s services; have similarity in the type or class of customer receiving the products and services; distributes the Company’s services over a unified network; and operates within a consistent regulatory environment. In addition, each of the geographic divisional operating segments has similar economic characteristics. In light of the Company’s similar services, means for delivery, similarity in type of customers, the use of a unified network and other considerations across its geographic divisional operating structure, management has determined that the Company has one reportable segment, broadband services.

4. Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2003	2002	2001
Balance, beginning of year	$1,949	$2,525	$1,948
Charged to expense	8,767	8,454	7,764
Uncollected balances written off, net of recoveries	(8,528)	(9,030)	(7,187)

Balance, end of year	$2,188	$1,949	$2,525

5. Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2003 and 2002:

	2003	2002
Cable distribution systems	$1,094,516	$1,005,450
Land, buildings and leasehold improvements	73,651	74,444
Vehicles and equipment	63,056	71,183

	1,231,223	1,151,077
Less: accumulated depreciation	(388,610)	(233,224)

	$842,613	$917,853

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $169 million, $140 million and $183 million, respectively.

6. Franchises

The Company constructs and operates its cable systems under non-exclusive franchises that are granted by state or local government authorities for varying lengths of time. The Company obtained these franchises primarily through acquisitions of cable systems accounted for as purchase business combinations. These acquisitions have primarily been for the purpose of acquiring existing franchises and related infrastructure and, as such, the primary asset acquired by the Company has historically been cable franchises.

On January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Company had an independent appraiser perform valuations of its franchises as of January 1, 2002. Based on the guidance prescribed in EITF Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises were aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represented geographic clusters of the Company’s cable systems, which management then believed represented the highest and best use of those assets. Fair value was determined based on estimated discounted future cash flows using assumptions that are consistent with internal forecasts. As a result, the Company determined that franchises were impaired and recorded the cumulative effect of a change in accounting principle of $411 million (net of $6 million of tax benefit). As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption.

The Company performed its annual impairment assessment as of October 1, 2002 using an independent third-party appraiser and following the guidance of EITF Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, which was issued in October 2002 and requires the consideration of assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset. Revised estimates of future cash flows and the use of a lower projected long-term growth rate in the Company’s valuation led to recognition of a $845 million impairment charge in the fourth quarter of 2002. The valuation completed at October 1, 2003 showed franchise values in excess of book value and thus resulted in no impairment.

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

The effect of the adoption of SFAS No. 142 as of December 31, 2003 and 2002 is presented in the following table:

	December 31, 2003			December 31, 2002
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Franchises with indefinite lives	$2,568,685	$462,879	$2,105,806	$2,568,685	$462,879	$2,105,806
Franchises with finite lives	$25,928	$7,702	$18,226	$25,928	$5,441	$20,487

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Franchise amortization expense for each of the years ended December 31, 2003 and 2002 was approximately $2 million, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. Franchise renewals are amortized on a straight-line basis over 10 years. The Company expects amortization expense on franchise assets will decrease to approximately $1 million annually based on our ability in 2003 to renew franchise agreements the Company previously classified as having finite lives without substantial costs. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors. Franchise amortization expense for the year ended December 31, 2001 was $255 million.

As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. A reconciliation of net income (loss) for the years ended December 31, 2003, 2002 and 2001, as if SFAS No. 142 had been adopted as of January 1, 2001, is presented below:

	Year Ended December 31,
	2003	2002	2001
Net income (loss):
Reported net income (loss)	$42,569	$(1,271,524)	$(345,396)
Add back: amortization of indefinite-lived franchises	—	—	253,057

Adjusted net income (loss)	$42,569	$(1,271,524)	$(92,339)

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of the dates presented:

	December 31,
	2003	2002
Accounts payable	$14,164	$21,881
Capital expenditures	7,697	13,306
Accrued interest	13,807	11,244
Programming costs	42,220	45,202
Franchise related fees	8,005	7,649
State sales tax	8,456	8,672
Other accrued expenses	26,182	38,824

	$120,531	$146,778

8. Long-Term Debt

Long-term debt consists of the following as of the dates presented:

	December 31,
	2003	2002
CC VIII Operating credit facilities	$1,044,381	$1,166,000
CC V Holdings senior discount notes	113,281	179,750
Other	—	1,004

	1,157,662	1,346,754
Less: unamortized net discount	—	(16,910)

	$1,157,662	$1,329,844

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

CC VIII Operating Credit Facilities

The obligations under the CC VIII Operating credit facilities are guaranteed by the parent company of CC VIII Operating, CC VIII Holdings, LLC, and by the subsidiaries of CC VIII Operating other than immaterial subsidiaries. The obligations under the CC VIII Operating credit facilities are secured by pledges of all equity interests owned by CC VIII Operating and its guarantor subsidiaries in other persons, and by intercompany obligations owing to CC VIII Operating and/or its guarantor subsidiaries by their affiliates, but are not secured by other assets of CC VIII Operating or its subsidiaries. The obligations under the CC VIII Operating credit facilities are also secured by pledges of equity interests owned by CC VIII Holdings in other persons, and by intercompany obligations owing to CC VIII Holdings by its affiliates, but are not secured by the other assets of CC VIII Holdings.

The CC VIII Operating credit facilities provide for borrowings of up $1.4 billion as of December 31, 2003. The CC VIII Operating credit facilities provide for two term facilities, a Term A facility with a reduced current total principal amount of $375 million, that continues reducing quarterly until it reaches maturity in June 2007, and a Term B facility with a principal amount of $490 million, that continues reducing quarterly until it reaches maturity in February 2008. The amortization of the principal amount of the Term B term loan facilities is substantially “back-ended,” with more than 90% of the principal balance due in the year of maturity. The CC VIII Operating credit facilities also provide for two reducing revolving credit facilities, in the total amount of $542 million, which reduce quarterly beginning in June 2002 and September 2005, respectively, with maturity dates in June 2007. Supplemental facilities in the amount of approximately $300 million may be available from lenders within or outside the lending group that agree to provide it. Amounts under the CC VIII Operating credit facilities bear interest at the Eurodollar rate or the base rate, each as defined, plus a margin of up to 2.50% for Eurodollar loans (2.15% to 3.66% as of December 31, 2003 and 2.89% to 4.54% as of December 31, 2002) and up to 1.50% for base rate loans. A quarterly commitment fee of 0.25% is payable on the unborrowed balance of the revolving credit facilities.

As of December 31, 2003, outstanding borrowings were $1.0 billion, and unused total potential availability was $363 million although financial covenants limited the availability under these facilities to $130 million.

The CC VIII Operating credit facilities contain representations and warranties, affirmative and negative covenants similar to those described below with respect to the indenture governing the Company’s public notes, information requirements, events of default and financial covenants. The financial covenants, as defined, measure performance against standards set for leverage, debt service coverage, and operating cash flow coverage of cash interest expense on a quarterly basis or as applicable. Additionally, the credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including when significant amounts of assets are sold and the proceeds are not promptly reinvested in assets useful in the business of the borrower within a specified period.

CC V Holdings Senior Discount Notes

The Company’s outstanding 11.875% senior discount notes due 2008 had an accreted value of $113 million as of December 31, 2003. Commencing December 1, 2003, cash interest on the Company’s 11.875% notes will be payable semi-annually on June 1 and December 1 of each year. On December 1, 2003, the Company redeemed an amount equal to $369.79 per $1,000 in principal amount at maturity of each senior discount note then outstanding at par value. Based on the amount outstanding on December 1, 2003, the redemption amount was $67 million. As of December 31, 2003 and 2002, the accreted value of the 11.875% senior discount notes was $113 million and $163 million, respectively.

The indenture governing the 11.875% notes require issuers of the debt and/or their subsidiaries to comply with various covenants, including substantial limitations on, or prohibitions of distributions, additional indebtedness, liens, asset sales and certain other items.

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Based upon outstanding indebtedness as of December 31, 2003, the amortization of term loans, scheduled reductions in available borrowings of the revolving credit facilities, and the maturity dates for all senior and subordinated notes and debentures, total future principal payments on the total borrowings under all debt agreements as of December 31, 2003, are as follows:

Year	Amount
2004	$80,000
2005	105,000
2006	148,658
2007	240,723
2008	583,281

$1,157,662

For the amounts of debt scheduled to mature during 2004, it is management’s intent to fund the repayments from borrowings on the Company’s revolving credit facility. The accompanying consolidated balance sheet reflects this intent by presenting all debt balances as long-term while the table above reflects actual debt maturities as of the stated date.

9. Comprehensive Income (Loss)

The Company reports changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, in accumulated other comprehensive loss. Comprehensive income for the year ended December 31, 2003 was $45 million and comprehensive loss for the years ended December 31, 2002 and 2001, was $1.3 billion and $342 million, respectively.

10. Accounting for Derivative Instruments and Hedging Activities

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

Effective January 1, 2001, the Company adopted SFAS No. 133. The Company’s interest rate agreements are recorded in the consolidated balance sheet at December 31, 2003 and 2002 as either an asset or liability measured at fair value. The Company recorded no expense in connection with the adoption of SFAS No. 133 for the year ended December 31, 2001.

The Company does not hold or issue derivative instruments for trading purposes. The Company does however have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those that effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the years ended December 31, 2003, 2002 and 2001, net gain (loss) on derivative instruments and hedging activities includes gains of $0.2 million and losses of $0.8 million and $0, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. For the years ended December 31, 2003, 2002 and 2001, a gain of $3 million, a loss of $16 million and a gain of $4 million, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as gain (loss) on derivative instruments and hedging activities in the Company’s statements of operations. For the years ended December 31, 2003, 2002 and 2001, net gain (loss) on derivative instruments and hedging activities includes gains of $10 million and losses of $34 million and $8 million, respectively, for interest rate derivative instruments not designated as hedges.

As of December 31, 2003, 2002 and 2001, the Company had outstanding $700 million in notional amounts of interest rate swaps. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

11. Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of December 31, 2003 and 2002 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments. The Company is exposed to market price risk volatility with respect to investments in publicly traded and privately held entities.

The fair value of interest rate agreements represents the estimated amount the Company would receive or pay upon termination of the agreements. Management believes that the sellers of the interest rate agreements will be able to meet their obligations under the agreements. In addition, some of the interest rate agreements are with certain of the participating banks under the Company’s credit facilities, thereby reducing the exposure to credit loss. The Company has policies regarding the financial stability and credit standing of major counterparties. Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The estimated fair value of the Company’s notes, credit facilities and interest rate agreements at December 31, 2003 and 2002 are based on quoted market prices, dealer quotations and discounted cash flow analysis using an incremental borrowing rate for similar types of borrowing arrangements, respectively.

A summary of the carrying value and fair value of the Company’s debt and related interest rate agreements at December 31, 2003 and 2002, is as follows:

	2003		2002
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt:
CC VIII Operating credit facilities	$1,044,381	$1,002,615	$1,166,000	$942,700
CC V Holdings senior discount notes	113,281	119,159	162,840	116,840
Other	—	—	1,004	1,004

	$1,157,662	$1,121,774	$1,329,844	$1,060,544

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

	2003			2002
	Carrying	Notional	Fair	Carrying	Notional	Fair
	Value	Amount	Value	Value	Amount	Value
Interest Rate Swap Agreement	$(42,349)	$700,000	$(42,349)	$(55,069)	$700,000	$(55,069)

The weighted average interest pay rate for the Company’s interest rate swap agreements was 6.72% and 6.94% at December 31, 2003 and 2002, respectively.

12. Revenues

Revenues consist of the following for the years presented:

	Year Ended December 31,
	2003	2002	2001
Video	$459,259	$439,429	$396,486
High-speed data	92,327	58,458	26,992
Advertising sales	33,108	35,411	27,890
Commercial	40,096	32,558	20,934
Other	40,545	37,893	39,922

	$665,335	$603,749	$512,224

13. Operating Expenses

Operating expenses consist of the following for the years presented:

	Year Ended December 31,
	2003	2002	2001
Programming	$168,101	$149,322	$131,629
Advertising sales	12,354	10,822	9,534
Service	74,371	61,930	53,614

	$254,826	$222,074	$194,777

     14. Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the years presented:

	Year Ended December 31,
	2003	2002	2001
General and administrative	$109,364	$102,696	$91,028
Marketing	15,445	24,196	25,649

	$124,809	$126,892	$116,677

15. Special Charges

In the fourth quarter of 2002, the Company recorded a special charge of $3 million for severance costs associated with its workforce reduction program and the consolidation of its operations, elimination of redundant practices and streamlining its management structure. The Company terminated approximately 138 employees, of which 19

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

employees were terminated in the fourth quarter of 2002. In total, approximately 165 employees were terminated during the year ended December 31, 2003, respectively. Severance payments are made over a period of up to twelve months with approximately $3 million paid during the year ended December 31, 2003, respectively. As of December 31, 2003 and 2002, a liability of approximately $0.3 million and $3 million, respectively, is recorded on the accompanying consolidated balance sheets related to the realignment activities. In addition, for the year ended December 31, 2003, a $0.3 million settlement was received related to the transition of data customers in 2001 from the Internet service provider Excite@Home to our Charter Pipeline service which was recorded in special charges.

During the year ended December 31, 2001, the Company recorded $1 million in special charges, which represent costs associated with the transition of data customers from the Excite@Home Internet service to the Charter Pipeline Internet service.

16. Income Taxes

The Company is a single member limited liability company not subject to income tax. The Company holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are not subject to income tax. However, certain of the Company’s indirect subsidiaries are corporations and are subject to income tax.

For the year ended December 31, 2003, the Company recorded income tax expense realized through increases in deferred tax liabilities and federal and state income taxes related to our indirect corporate subsidiaries. For the years ended December 31, 2002 and 2001 the Company recorded income tax benefit for its indirect corporate subsidiaries related to differences in accounting for franchises.

Current and deferred income tax expense (benefit) is as follows:

	December 31,
	2003	2002	2001
Current expense:
Federal income taxes	$79	$—	$—
State income taxes	1,981	1,650	—

Current income tax expense	2,060	1,650	—

Deferred expense (benefit):
Federal income taxes	1,141	(17,305)	(3,847)
State income taxes	163	(2,472)	(550)

Deferred income tax expense (benefit)	1,304	(19,777)	(4,397)

Total income tax expense (benefit)	$3,364	$(18,127)	$(4,397)

The Company recorded the portion of the income tax benefit associated with the adoption of SFAS No.142 as a $6,469 reduction of the cumulative effect of accounting change on the accompanying statement of operations for the year ended December 31, 2002.

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35%, and an average state income tax rate of 5% for the years ended December 31, 2003, 2002 and 2001 as follows:

	December 31,
	2003	2002	2001
Statutory federal income taxes	$16,077	$(305,333)	$(122,428)
State income taxes, net of federal benefit	2,297	(43,619)	(17,490)
(Income) loss allocated to limited liability companies not subject to income taxes	(15,818)	330,825	135,521
Valuation allowance provided	808	—	—

Income tax expense (benefit)	$3,364	$(18,127)	$(4,397)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 for the indirect corporate subsidiaries of the Company are presented below:

	December 31
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$1,324	$1,599
Other	252	253

Total gross deferred tax assets	1,576	1,852
Less: valuation allowance	(1,144)	(336)

Net deferred tax assets	$432	$1,516

Deferred tax liabilities:
Property, plant & equipment	$(2,211)	$(2,601)
Franchises	(17,741)	(17,131)

Total gross deferred liabilities	(19,952)	(19,732)

Net deferred tax liabilities	$(19,520)	$(18,216)

As of December 31, 2003, the Company has deferred tax assets of $1.6 million, which primarily relate to tax net operating loss carryforwards of certain of its indirect corporate subsidiaries. These tax net operating loss carryforwards (generally expiring in years 2019 through 2023) of $1.3 million, are subject to certain return limitations. Valuation allowances of $1,144 and $336 exist with respect to these carryforwards as of December 31, 2003 and 2002, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that the deferred tax assets will be realized prior to the expiration of the tax net operating loss carryforwards in 2019 through 2023, except for those tax net operating loss carryforwards that may be subject to certain limitations. Because of the uncertainty associated in realizing the deferred tax assets associated with the potentially limited tax net operating loss carryforwards, valuation allowances have been established except for deferred tax assets available to offset deferred tax liabilities.

Charter is currently under examination by the Internal Revenue Service for the tax years ending December 31, 1999 and 2000. Management does not expect the results of this examination to have a material adverse effect on the Company’s financial condition or results of operations.

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

17. Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers and affiliates of Charter are involved. Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties. For further information regarding related party transactions of the Company and Charter, refer to the annual report of Charter Holdings filed on Form 10-K with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2003.

The Company has entered into management arrangements with Charter Holdco and Charter, both entities controlled by Paul G. Allen. Under these agreements, Charter and Charter Holdco provide management services for the cable systems owned or operated by the Company. The management services include such services as centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims. Costs associated with providing these services are billed and charged directly to the Company and are included within operating costs in the accompanying consolidated statements of operations. Such costs totaled $24 million, $20 million and $14 million for the years ended December 31, 2003, 2002 and 2001, respectively. All other costs incurred by Charter Holdco and Charter on the behalf of the Company are considered a part of the management fee and are recorded as a component of selling, general and administrative expense, in the accompanying consolidated financial statements. Management fees are stipulated in the management agreements between Charter Holdco, Charter and the Company. To the extent management fees charged to the Company are greater (less) than the expenses incurred by Charter Holdco and Charter, the Company records distributions to (capital contributions from) Charter Holdco and Charter. For the years ended December 31, 2003, 2002 and 2001, the management fee charged to the Company approximated the corporate expenses incurred by Charter Holdco and Charter on behalf of the Company. The Company’s credit facilities prohibit payments of management fees in excess of 3.5% of revenues until repayment of the outstanding indebtedness. Any amounts accrued as management fees in excess of 3.5% of revenue owed to Charter Holdco or Charter based on the management agreement would be recorded as deferred management fees-related parties. Management believes that costs incurred by Charter Holdco and Charter on the Company’s behalf and included in the accompanying consolidated financial statements are not materially different than costs the Company would have incurred as a stand-alone entity. In the event any portion of the management fee due and payable is not paid, it is deferred by the Company and accrued as a liability of such subsidiaries. Any deferred amount of the management fee will bear interest at the rate of 10% per annum, compounded annually, from the date it was due and payable until the date it is paid.

During the years ended December 31, 2003, 2002 and 2001, the Company distributed $22 million, $50 million and $31 million, respectively, to Charter Holdings that was used by Charter Holdings to meet its interest obligations related to the Charter Holdings notes.

Mr. Allen, the controlling shareholder of Charter, and a number of his affiliates have interests in various entities that provide services or programming to the Company’s subsidiaries. Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, the Company may not, and may not allow its subsidiaries to, engage in any business transaction outside the cable transmission business except for certain existing approved investments. Should Charter, the Company or their subsidiaries wish to pursue, or allow their subsidiaries to pursue, a business transaction outside of this scope, it must first offer Mr. Allen the opportunity to pursue the particular business transaction. If he decides not to pursue the business transaction and consents to Charter, the Company or their subsidiaries to engage in the business transaction, they will be able to do so. The cable transmission business means the business of transmitting video, audio, including telephony, and data over cable systems owned, operated or managed by Charter, the Company or their subsidiaries from time to time.

Mr. Allen or his affiliates own equity interests or warrants to purchase equity interests in various entities with which the Company does business or which provides it with products, services or programming. Among these entities are TechTV Inc. (“TechTV”), Oxygen Media Corporation (“Oxygen Media”), Digeo, Inc. (“Digeo”), Click2learn, Inc. Trail Blazer Inc. and Microsoft Corporation. In addition, Mr. Allen and Mr. Savoy were directors of USA Networks, Inc. (“USA Networks”), who operates the USA Networks, The Sci-Fi Channel, Trio, World News International and Home Shopping Network, owning approximately 5% and less than 1%, respectively, of the

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

common stock of USA Networks. In 2002, Mr. Allen and Mr. Savoy sold their common stock and are no longer directors of the USA Networks. Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated (“Vulcan Ventures”) and Vulcan Inc. and is the president of Vulcan Ventures. Mr. Savoy was a vice president and a director of Vulcan Ventures until his resignation in September 2003. Mr. Savoy will remain as a member of the board of directors of Charter. The various cable, media, Internet and telephony companies in which Mr. Allen has invested may mutually benefit one another. The agreements governing the Company’s relationship with Digeo are an example of a cooperative business relationship among Mr. Allen’s affiliated companies. The Company can give no assurance that any of these business relationships will be successful, that the Company will realize any benefits from these relationships or that the Company will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

Mr. Allen and his affiliates have made, and in the future likely will make, numerous investments outside of the Company and its business. The Company cannot assure that, in the event that the Company or any of its subsidiaries enter into transactions in the future with any affiliate of Mr. Allen, such transactions will be on terms as favorable to the Company as terms it might have obtained from an unrelated third party. Also, conflicts could arise with respect to the allocation of corporate opportunities between the Company and Mr. Allen and his affiliates. The Company has not instituted any formal plan or arrangement to address potential conflicts of interest.

High Speed Access Corp. (“High Speed Access”) was a provider of high-speed Internet access services over cable modems. During the period from 1997 to 2000, certain Charter entities entered into Internet-access related service agreements, and both Vulcan Ventures and certain of Charter’s subsidiaries made equity investments in High Speed Access.

On February 28, 2002, Charter’s subsidiary and an affiliate to the Company, CC Systems, purchased from High Speed Access the contracts and associated assets, and assumed related liabilities, that served the Company’s customers, including a customer contact center, network operations center and provisioning software. Immediately prior to the asset purchase, Vulcan Ventures beneficially owned approximately 37%, and Charter beneficially owned approximately 13%, of the common stock of High Speed Access (including the shares of common stock which could be acquired upon conversion of the Series D preferred stock, and upon exercise of the warrants, owned by Charter Holdco). Following the consummation of the asset purchase, neither Vulcan Ventures, Charter nor the Company beneficially owned any securities of, or were otherwise affiliated with, High Speed Access.

The Company receives or will receive programming for broadcast via its cable systems from TechTV, USA Networks and Oxygen Media. The Company pays a fee for the programming service generally based on the number of customers receiving the service. Such fees for the years ended December 31, 2003, 2002 and 2001 were each less than 1% of total operating expenses with the exception of USA Networks which was 2%, 2% and 3% of total operating expenses for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, the Company receives commissions from USA Networks for home shopping sales generated by its customers. Such revenues for the years ended December 31, 2003, 2002 and 2001 were less than 1% of total revenues.

Charter Holdco entered into various broadband affiliation agreements with Digeo Interactive, LLC (“Digeo Interactive”), a wholly-owned subsidiary of Digeo. These agreements provide for the development by Digeo Interactive of future features to be included in the Basic i-TV service provided by Digeo and for Digeo’s development of an interactive “toolkit” to enable the Company to develop interactive local content. Furthermore, the Company may request that Digeo Interactive manage local content for a fee. The agreement provides for the Company to pay for development of the Basic i-TV service as well as license fees for customers who receive the service, and for the Company and Digeo to split certain revenues earned from the service. In 2003, Charter paid Digeo Interactive for customized development of the i-channels and the local content tool kit. The Company received no revenues under the broadband carriage agreement in 2003.

On June 30, 2003, Charter Holdco entered into an agreement with Motorola for the purchase of 100,000 broadband media centers, subject to the Company’s testing and approval of product performance and functionality. It is contemplated that the software for these broadband media centers would be supplied to Motorola by Digeo. License fees for Digeo to license such software to the Company and support fees for the broadband media centers and relevant content and support services are currently under negotiation.

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

In March 2001, Charter Communications Ventures, LLC (“Charter Ventures”), an affiliate of the Company, and Vulcan Ventures formed DBroadband Holdings, LLC (“DBroadband”) for the sole purpose of purchasing equity interests in Digeo. In connection with the execution of the broadband carriage agreement, DBroadband purchased an equity interest in Digeo funded by contributions from Vulcan Ventures. The equity interest is subject to a priority return of capital to Vulcan Ventures up to the amount contributed by Vulcan Ventures on Charter Ventures’ behalf. Charter Ventures has a 100% profit interest in DBroadband. Vulcan Ventures also agreed to make, through January 24, 2004, certain additional contributions through DBroadband to acquire additional equity in Digeo as necessary to maintain Charter Ventures’ pro rata interest in Digeo in the event of certain future Digeo equity financings by the founders of Digeo. These additional equity interests are also subject to a priority return of capital to Vulcan Ventures up to amounts contributed by Vulcan Ventures on Charter Ventures’ behalf.

The Company believes that Vulcan Ventures, an entity controlled by Mr. Allen, owns an approximate 60% equity interest in Digeo, Inc. Messrs. Allen and Vogel are directors of Digeo. Mr. Savoy was a director and served on the compensation committee of Digeo until September 2003. Mr. Vogel owns options to purchase 10,000 shares of Digeo common stock.

On January 10, 2003, Charter signed an agreement to carry two around-the-clock, high definition networks, HDNet and HDNet Movies. The Company believes that entities controlled by Mr. Mark Cuban, co-founder and president of HDNet, owns 85% of HDNet and HDNet Movies as of December 31, 2003. As of December 31, 2003, Mr. Cuban, owns an approximate 6.4% equity interest in Charter.

As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII issued, after adjustments, 24,279,943 Class A preferred membership units (collectively, the “CC VIII interest”) with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the “Comcast sellers”). While held by the Comcast sellers, the CC VIII interest was entitled to a 2% priority return on its initial capital account and such priority return was entitled to preferential distributions from available cash and upon liquidation of CC VIII. While held by the Comcast sellers, the CC VIII interest generally did not share in the profits and losses of CC VIII. Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the “Comcast put right”). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen has become the holder of the CC VIII interest, indirectly through an affiliate. Consequently, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter will be allocated his pro rata share (based on number of membership interests outstanding) of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen would be entitled to a priority distribution with respect to the 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC and Mr. Allen in proportion to CC V Holdings, LLC’s capital account and Mr. Allen’s capital account (which will equal the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen’s pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003). The limited liability company agreement of CC VIII does not provide for a mandatory redemption of the CC VIII interest.

An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII interest following consummation of the Comcast put right. Specifically, under the terms of the Bresnan transaction documents that were entered into in June 1999, the Comcast sellers originally would have received, after adjustments, 24,273,943 Charter Holdco membership units, but due to a Federal Communications Commission (“FCC”) regulatory issue raised by the Comcast sellers shortly before closing, the Bresnan transaction was modified to provide that the Comcast sellers instead would receive the preferred equity interests in CC VIII represented by the CC VIII interest. As part of the last-minute changes to the Bresnan transaction documents, a draft amended version of the Charter Holdco limited liability company agreement was prepared, and contract provisions were drafted for that agreement that would have required an automatic exchange of the CC VIII interest for 24,273,943 Charter Holdco membership units if the Comcast sellers exercised the Comcast put right and sold the CC VIII interest to Mr. Allen or his affiliates. However, the provisions that would have required this automatic exchange did not appear in the final version of the Charter Holdco limited liability company agreement that was delivered and executed at the closing of the Bresnan transaction. The law firm that prepared the documents for the Bresnan transaction brought this matter to the attention of Charter and representatives of Mr. Allen in 2002.

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Thereafter, the board of directors of Charter formed a Special Committee (currently comprised of Messrs. Tory, Wangberg and Merritt) to investigate the matter and take any other appropriate action on behalf of Charter with respect to this matter. After conducting an investigation of the relevant facts and circumstances, the Special Committee determined that a “scrivener’s error” had occurred in February 2000 in connection with the preparation of the last-minute revisions to the Bresnan transaction documents and that, as a result, Charter should seek the reformation of the Charter Holdco limited liability company agreement, or alternative relief, in order to restore and ensure the obligation that the CC VIII interest be automatically exchanged for Charter Holdco units. The Special Committee further determined that, as part of such contract reformation or alternative relief, Mr. Allen should be required to contribute the CC VIII interest to Charter Holdco in exchange for 24,273,943 Charter Holdco membership units. The Special Committee also recommended to the board of directors of Charter that, to the extent the contract reformation is achieved, the board of directors should consider whether the CC VIII interest should ultimately be held by Charter Holdco or Charter Holdings or another entity owned directly or indirectly by them.

Mr. Allen disagrees with the Special Committee’s determinations described above and has so notified the Special Committee. Mr. Allen contends that the transaction is accurately reflected in the transaction documentation and contemporaneous and subsequent company public disclosures.

The parties engaged in a process of non-binding mediation to seek to resolve this matter, without success. The Special Committee is evaluating what further actions or processes it may undertake to resolve this dispute. To accommodate further deliberation, each party has agreed to refrain from initiating legal proceedings over this matter until it has given at least ten days’ prior notice to the other. In addition, the Special Committee and Mr. Allen have determined to utilize the Delaware Court of Chancery’s program for mediation of complex business disputes in an effort to resolve the CC VIII interest dispute. If the Special Committee and Mr. Allen are unable to reach a resolution through that mediation process or to agree on an alternative dispute resolution process, the Special Committee intends to seek resolution of this dispute through judicial proceedings in an action that would be commenced, after appropriate notice, in the Delaware Court of Chancery against Mr. Allen and his affiliates seeking contract reformation, declaratory relief as to the respective rights of the parties regarding this dispute and alternative forms of legal and equitable relief. The costs incurred in resolving this issue are included in the Company’s statements of operations. The ultimate resolution and financial impact of the dispute are not determinable at this time.

18. Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2003, 2002 and 2001, were $2 million, $3 million and $2 million respectively. As of December 31, 2003, future minimum lease payments are as follows:

Year	Amount
2004	$1,669
2005	1,473
2006	805
2007	518
2008	363
Thereafter	957

The Company rents utility poles used in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for each of the years ended December 31, 2003, 2002 and 2001, was $3 million.

The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues earned from video service per year. The Company also pays other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise related costs included in the accompanying

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

statements of operations were $18 million, $18 million and $17 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company’s parent companies negotiate and enter into programming agreements covering all of their subsidiaries, including the Company. The Company pays programming fees under multi-year contracts ranging from three to six years typically based on a flat fee per customer, which may be fixed for the term or may in some cases, escalate over the term. Programming costs included in the accompanying statements of operations were $168 million, $149 million and $132 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Litigation

Fourteen putative federal class action lawsuits (the “Federal Class Actions”) have been filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this annual report.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the consolidated class action. Motions to dismiss the Consolidated Amended Complaint have been filed. On February 10, 2004, in response to a joint motion made by StoneRidge and defendants, Charter, Vogel and Allen, the court entered an order providing, among other things, that: (1) the parties who filed such motion engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Actions are stayed for ninety (90) days.

On September 12, 2002, a shareholders derivative suit (the “State Derivative Action”) was filed in Missouri state court against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the “Federal Derivative Action”), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The lawsuits were filed after the filing of a 13D amendment by Mr. Allen indicating that he was exploring a number of possible alternatives with respect to restructuring or expanding his ownership interest in Charter. Charter believes the plaintiffs speculated that Mr. Allen might have been contemplating an unfair bid for shares of Charter or some other sort of going private transaction on unfair terms and generally alleged that the defendants breached their fiduciary duties by participating in or acquiescing to such a transaction. The lawsuits were brought on behalf of Charter’s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. The Delaware Class Actions are substantively identical. No such transaction by Mr. Allen has been presented. Plaintiffs’ counsel has granted the

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

defendants an indefinite extension of time to respond to the only complaint that has been served in the Delaware Class Actions.

The lawsuits discussed above are each in preliminary stages. No reserves have been established for potential losses or related insurance recoveries on these matters because Charter is unable to predict the outcome. Charter has advised the Company that Charter intends to vigorously defend the lawsuits.

In August of 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U.S. Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised the Company that Charter is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the SEC. The SEC subsequently issued a formal order of investigation dated January 23, 2003, and subsequent related document and testimony subpoenas. The investigation and subpoenas generally concern Charter’s prior reports with respect to its determination of the number of customers, and various of its other accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised the Company that Charter is fully cooperating with the SEC staff.

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

Charter has liability insurance coverage that it believes is available for these matters, where applicable, and subject to the terms, conditions and limitations of the respective policies. There is no assurance that current coverage will be sufficient for all claims described above or any future claims that may arise.

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (“South Carolina Class Action”), purportedly on behalf of a class of Charter customers, alleging that Charter improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter improperly required them to rent analog and/or digital set-top terminals even though their television sets were “cable ready.” Charter removed this case to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter should have but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter’s objection in September 2002. Charter immediately appealed that decision, to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts have ruled that until a final judgment is entered against Charter, they lack jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter’s motion to dismiss for failure to state a claim. It also took under advisement Charter’s motion to set aside the default judgment.

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on the Company’s consolidated financial condition, results of operations or its liquidity, including its ability to comply with the Company’s debt covenants.

In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Regulation in the Cable Industry

The operation of a cable system is extensively regulated by the FCC, some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

The 1996 Telecom Act required the FCC to undertake a number of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company’s operations.

19. Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan. Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matches 50% of the first 5% of participant contributions. The Company made contributions to the 401(k) plan totaling $0.8 million, $0.9 million and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

20. Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before December 31, 2003, the FIN 46R will be applied beginning on March 31, 2004. For any variable interest entities that must be consolidated under FIN 46R that were created before December 31, 2003, the assets, liabilities and noncontrolling interests of the variable interest entity initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entity. The adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. SAB No. 104 revises or rescinds portions of interpretative guidance on revenue recognition. SAB No. 104 became effective immediately upon release and requires registrants to either restate prior financial statements or report a change in accounting principle. The adoption of SAB No. 104 did not have a material impact on the Company’s consolidated financial statements.