Form 10-Q
period 2004-09-30
CC V HOLDINGS LLC; CC V HOLDINGS FINANCE INC
filed 2004-11-12
CIK 1082692, 1082699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to      .

Commission file numbers:
333-75415
333-75415-03

CC V Holdings, LLC*

CC V Holdings Finance, Inc.*

(Exact names of registrants as specified in their charters)

Delaware	13-4029965
Delaware	13-4029969

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri	63131

(Address of principal executive offices)	(Zip Code)

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

*Registrants meet the conditions set forth in General Instruction (H)(1)(a) and (b) to the Form 10-Q and are therefore filing with the reduced disclosure format.

CC V HOLDINGS, LLC
CC V HOLDINGS FINANCE, INC.

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

Page
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements — CC V Holdings, LLC and Subsidiaries	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4. Controls and Procedures	30
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 6. Exhibits	31
SIGNATURES	32
EXHIBIT INDEX	33
Certification of Chief Executive Officer
Certification of Interim Co-Chief Financial Officer
Certification of Interim Co-Chief Financial Officer
Certification of Chief Executive Officer
Certification of Interim Co-Chief Financial Officer
Certification of Interim Co-Chief Financial Officer

Note: Separate financial statements of CC V Holdings Finance, Inc. have not been presented as this entity had no operations and significantly no assets or equity during the periods reported. Accordingly, management has determined that such financial statements are not material.

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2004. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, “we,” “us” and “our” refer to CC V Holdings, LLC and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Certain Trends and Uncertainties” under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•	our and our indirect parent companies’ ability to pay or refinance debt as it becomes due;

•	our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed data, telephony and other services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	the availability of funds to meet interest payment obligations under our and our indirect parent companies’ debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

•	our ability to comply with all covenants in our indentures and credit facilities, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations of our affiliates under cross-default provisions;

•	any adverse consequences arising out of our and our parent companies’ restatements of the respective 2000, 2001 and 2002 financial statements;

•	the results of the pending grand jury investigation by the United States Attorney’s Office for the Eastern District of Missouri, and the ability to reach a final approved settlement with respect to the putative class action, the unconsolidated state action, and derivative shareholders litigation against Charter Communications, Inc., our indirect parent, on the terms of the memoranda of understanding described herein;

•	our ability to obtain programming at reasonable prices or to pass programming cost increases on to our customers;

•	general business conditions, economic uncertainty or slowdown; and

•	the effects of governmental regulation, including but not limited to local franchise taxing authorities, on our business.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

CC V HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,529	$13,915
Accounts receivable, less allowance for doubtful accounts of $1,612 and $2,188, respectively	5,620	10,073
Prepaid expenses and other current assets	1,421	1,767

Total current assets	16,570	25,755

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $516,824 and $388,610, respectively	781,620	842,613
Franchises, net of accumulated amortization of $471,268 and $470,581, respectively	1,847,317	2,124,032

Total investment in cable properties, net	2,628,937	2,966,645

OTHER NONCURRENT ASSETS	524	6,603

Total assets	$2,646,031	$2,999,003

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$115,294	$120,531
Payables to manager of cable systems — related parties	32,309	49,135

Total current liabilities	147,603	169,666

LONG-TERM DEBT:
Credit facilities — related party	1,038,311	—
Credit facilities	—	1,044,381
Senior discount notes	113,281	113,281

Total long-term debt	1,151,592	1,157,662

OTHER LONG-TERM LIABILITIES	54,897	84,873
MINORITY INTEREST	650,303	694,243
MEMBER’S EQUITY	641,636	892,559

Total liabilities and member’s equity	$2,646,031	$2,999,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

CC V HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES	$180,750	$168,378	$527,398	$495,717

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	71,426	63,474	209,893	188,632
Selling, general and administrative	35,490	31,055	98,582	92,732
Depreciation and amortization	52,104	39,355	138,504	126,126
Impairment of franchises	180,250	—	180,250	—
(Gain) loss on sale of assets, net	78	(171)	552	698
Option compensation expense, net	1,046	40	4,379	50
Special charges, net	34	207	13,971	370

	340,428	133,960	646,131	408,608

Income (loss) from operations	(159,678)	34,418	(118,733)	87,109

OTHER INCOME AND EXPENSE:
Interest expense, net	(19,973)	(22,078)	(58,668)	(68,394)
Gain (loss) on derivative instruments and hedging activities, net	(2,890)	6,007	11,223	2,312
Loss on extinguishment of debt	—	—	(5,575)	—
Other, net	—	—	(4)	—

	(22,863)	(16,071)	(53,024)	(66,082)

Income (loss) before minority interest, income taxes and cumulative effect of accounting change	(182,541)	18,347	(171,757)	21,027
MINORITY INTEREST	32,885	(3,504)	24,958	(10,128)

Income (loss) before income taxes and cumulative effect of accounting change	(149,656)	14,843	(146,799)	10,899
INCOME TAX BENEFIT (EXPENSE)	5,613	(484)	3,794	(1,344)

Income (loss) before cumulative effect of accounting change	(144,043)	14,359	(143,005)	9,555
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	(74,528)	—	(74,528)	—

Net income (loss)	$(218,571)	$14,359	$(217,533)	$9,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

CC V HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(217,533)	$9,555
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Minority interest	(24,958)	10,128
Depreciation and amortization	138,504	126,126
Impairment of franchises	180,250	—
Option compensation expense, net	3,812	50
Special charges, net	12,455	—
Noncash interest expense	518	14,978
Loss on sale of assets, net	552	698
Loss on extinguishment of debt	5,575	—
Deferred income taxes	(3,794)	1,344
Cumulative effect of accounting change, net	74,528	—
Gain on derivative instruments and hedging activities, net	(11,223)	(2,312)
Changes in operating assets and liabilities:
Accounts receivable	4,453	(309)
Prepaid expenses and other assets	(39)	(291)
Accounts payable, accrued expenses and other	(19,124)	(32,219)
Payables to manager of cable systems – related party	(39,439)	(39,403)

Net cash flows from operating activities	104,537	88,345

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(67,752)	(48,398)
Change in accrued expenses related to capital expenditures	2,033	(8,670)
Proceeds from sale of assets	307	—
Other, net	43	—

Net cash flows from investing activities	(65,369)	(57,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	15,000	80,000
Repayments of long-term debt	(1,059,382)	(146,559)
Borrowings from related party	1,038,311	—
Distributions to managers	(37,483)	(6,000)

Net cash flows from financing activities	(43,554)	(72,559)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,386)	(41,282)
CASH AND CASH EQUIVALENTS, beginning of period	13,915	50,069

CASH AND CASH EQUIVALENTS, end of period	$9,529	$8,787

CASH PAID FOR INTEREST	$43,842	$52,231

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

As of September 30, 2004, the Company owns and operates cable systems serving approximately 924,600 analog video customers. The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed data services and, in some areas, advanced broadband services such as video on demand. The Company sells its cable video programming, high-speed data and advanced broadband services on a subscription basis. The Company operates primarily in the states of Michigan, Minnesota and Wisconsin.

Charter Holdco, the Company’s indirect parent, and Charter, the Company’s manager and indirect parent, provide management services for the cable systems owned or operated by the Company. The management services include such services as centralized customer billing, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims. Costs associated with providing these services are billed and charged directly to the Company and are included within operating costs in the accompanying condensed consolidated statements of operations.

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

2. Liquidity and Capital Resources

The Company recognized a loss from operations of $160 million and $119 million for the three and nine months ended September 30, 2004, respectively, and income from operations of $34 million and $87 million for the three and nine months ended September 30, 2003, respectively. The Company’s net cash flows from operating activities were $105 million and $88 million for the nine months ended September 30, 2004 and 2003, respectively. The Company has historically required significant cash to fund capital expenditures and debt service costs. Historically, the Company has funded these requirements through cash flows from operating activities, borrowings under the credit facilities of the Company’s subsidiary, equity contributions from its indirect parent companies, borrowings from related parties and cash on hand. The mix of funding sources changes from period to period, but for the nine months ended September 30, 2004, approximately 96% of the Company’s funding requirements were from cash flows from operating activities and 4% were from cash on hand.

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

The Company expects that cash on hand and cash flows from operating activities will be sufficient to satisfy its 2004 cash needs. As of September 30, 2004, the Company held $10 million in cash and cash equivalents.

The Company expects that it will rely on capital contributions from its indirect parent companies to repay the principal amount of its public notes at maturity. However, there can be no assurance that its indirect parent companies will have sufficient liquidity to satisfy this payment when due. The Company’s indirect parent companies have a significant amount of debt, of which approximately $618 million will mature in 2005. Currently, the Company’s indirect parent companies do not expect that cash flows from operating activities and amounts available under their credit facilities will be sufficient to fund their operations and permit them to satisfy their principal repayment obligations that come due in 2005 and thereafter. In the event that the Company’s indirect parent companies are not able to demonstrate that they have access to liquidity in an amount sufficient to fund their business and to make principal repayment obligations that come due in 2005 and thereafter, the indirect parent companies’ and the Company’s ability to receive an unqualified opinion from an independent registered public accounting firm may be adversely affected. The failure of Charter Operating to receive an unqualified opinion would constitute a default under its credit facilities. In addition, an event of default under the Charter Operating credit facilities would constitute a default under the CC VIII Operating credit facilities. Any financial or liquidity problems of the indirect parent companies, including the inability of any of the Company’s indirect parent companies to comply with the covenants under their indentures or credit facilities, could cause serious disruption to the Company’s business and have a material adverse effect on its business and results of operations. Any such event could adversely impact the Company’s credit rating, and its relations with customers and suppliers, which could in turn further impair its ability to obtain financing and operate its business. In addition, a default under the covenants governing the Company’s indenture could result in the acceleration of the Company’s payment obligations under its debt and, under certain circumstances, in cross-defaults under its affiliates’ debt obligations, which could adversely affect its indirect parent companies’ ability to provide the Company with funding.

If the Company’s business does not generate sufficient cash flow from operating activities, and sufficient future distributions are not available to the Company from other sources of financing, it may not be able to repay its debt, grow its business, respond to competitive challenges, or fund its other liquidity and capital needs.

In April 2004, Charter Operating sold senior second lien notes and amended and restated its credit facilities and used the additional borrowings under the credit facilities, together with proceeds from the sale of the notes, to refinance the credit facilities of its subsidiaries, including the CC VIII Operating credit facilities. The effect of the transaction, among other things, was to substitute Charter Operating as the lender in place of the banks under the CC VIII Operating credit facilities. In connection with the transaction, all principal payments prior to maturity were eliminated from the CC VIII Operating credit facilities, and all amounts then outstanding (approximately $1.0 billion principal amount) will become payable at maturity (extended from June 2007 and February 2008 to October 2011). Outstanding borrowings under the CC VIII Operating credit facilities bear interest, at CC VIII Operating’s election, at a base rate or the Eurodollar rate, as defined, plus a margin of 3.0% for Eurodollar loans and 2.0% for base rate loans. CC VIII Operating’s obligations under the credit facilities continue to be guaranteed by its immediate parent company, CC VIII Holdings, LLC, and by the subsidiaries of CC VIII Operating other than immaterial subsidiaries, and to be secured by pledges of equity interests and intercompany notes held by CC VIII Operating and the guarantors under the CC VIII Operating credit facilities.

The CC VIII Operating credit facilities contain typical representations and warranties, affirmative covenants, reporting requirements, and negative covenants, but do not contain financial covenants that measure performance against standards set for leverage, debt service coverage, or operating cash flow coverage of cash interest expense. In addition, an event of default under the Charter Operating credit facilities would constitute a default under the CC VIII Operating credit facilities.

In addition, in connection with the amendment and restatement of the Charter Operating credit facilities, a requirement was imposed that the CC V Holdings, LLC senior discount notes be redeemed within 45 days after Charter Holdings’ leverage ratio (determined under the indentures governing the senior notes and senior discount notes issued by Charter Holdings) is determined to be below 8.75 to 1.0, provided the ratio then remains below that level after giving effect to the redemption. As of September 30, 2004, Charter Holdings’ leverage ratio was above 8.75 to 1.0.

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

3. Franchises

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, which eliminates the amortization of indefinite-lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite-life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually, or more frequently as warranted by events or changes in circumstances. Based on the guidance prescribed in Emerging Issues Task Force (“EITF”) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clustering of the Company’s cable systems into groups by which such systems are managed. Management believes such grouping represents the highest and best use of those assets. Fair value is determined based on estimated discounted future cash flows using assumptions that are consistent with internal forecasts. The Company has historically followed a residual method of valuing its franchise assets, which had the effect of including goodwill with the franchise assets.

In September 2004, the SEC staff issued Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, which requires the direct method of separately valuing all intangible assets. On September 30, 2004, the Company adopted Topic D-108 which resulted in the Company recording a cumulative effect of accounting change of $75 million (approximately $96 million before minority interest effects of $19 million and tax effects of $2 million) for the three and nine months ended September 30, 2004.

The Company performed an impairment assessment during the third quarter 2004 using an independent third-party appraiser and following the guidance of EITF Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, and Topic D-108. The use of lower projected growth rates and the resulting revised estimates of future cash flows in the Company’s valuation, primarily as a result of increased competition, led to the recognition of a $180 million impairment charge for the three and nine months ended September 30, 2004. The valuation completed at October 1, 2003 resulted in no impairment.

As of September 30, 2004 and December 31, 2003, indefinite-lived and finite-lived intangible assets are presented in the following table:

	September 30, 2004			December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Franchises with indefinite lives	$2,309,646	$470,396	$1,839,250	$2,568,685	$462,879	$2,105,806
Franchises with finite lives	$8,939	$872	$8,067	$25,928	$7,702	$18,226

In the first quarter of 2004, approximately $10 million of franchises that were previously classified as finite-lived were reclassified to indefinite-lived, based on the Company’s renewal of these franchise assets in 2003. Franchise amortization expense for the three and nine months ended September 30, 2004 was $0.2 million and $0.7 million, respectively, and franchise amortization expense for the three and nine months ended September 30, 2003 was $1 million and $2 million, respectively, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. The Company expects that amortization expense on franchise assets will be approximately $1 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Accounts payable — trade	$7,061	$14,164
Accrued capital expenditures	9,370	7,337
Accrued expenses:
Interest	28,127	13,807
Programming costs	37,033	42,220
Franchise-related fees	6,067	8,005
State sales tax	6,450	8,456
Other	21,186	26,542

	$115,294	$120,531

5. Long-Term Debt

Long-term debt consists of the following as of September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
CC VIII Operating credit facilities — related party	$1,038,311	$—
CC VIII Operating credit facilities	—	1,044,381
CC V Holdings senior discount notes	113,281	113,281

	$1,151,592	$1,157,662

As described in note 2 above, Charter Operating engaged in a financing transaction in April 2004, which resulted, among other things, in Charter Operating being substituted as the lender in place of the banks under the CC VIII Operating credit facilities.

6. Comprehensive Income (Loss)

The Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2004, comprehensive loss was $219 million and $214 million, respectively. For the three and nine months ended September 30, 2003, comprehensive income was $17 million and $10 million, respectively.

7. Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) to manage its interest costs. The Company’s policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company has agreed to exchange, at specified intervals through 2007, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit the Company’s exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those that effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the condensed consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended September 30, 2004 and 2003, net gain (loss) on derivative instruments and hedging activities includes a loss of $0.2 million and a gain $0.3 million, respectively, and for the nine months ended September 30, 2004 and 2003, a gain of $0.1 million and $0.5 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2004, a loss of $0.8 million and a gain of $4 million, respectively, and for the three and nine months ended September 30, 2003, a gain of $3 million and $20 thousand, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive income (loss). The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a gain or loss on interest rate agreements. For the three months ended September 30, 2004 and 2003, net gain (loss) on derivative instruments and hedging activities includes losses of $3 million and gains of $6 million, respectively, and for the nine months ended September 30, 2004 and 2003, gains of $11 million and $2 million, respectively, for interest rate derivative instruments not designated as hedges.

As of September 30, 2004 and December 31, 2003, the Company had outstanding $700 million in notional amounts of interest rate swaps. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

8. Special Charges

In the fourth quarter of 2002, the Company recorded a special charge of $3 million associated with the Company’s workforce reduction and the consolidation of its operations from two divisions and two regions into one operating division, elimination of redundant practices and streamlining its management structure. During the year ended December 31, 2003, additional severance-related costs of $0.3 million were incurred and recorded as a special charge. During the three and nine months ended September 30, 2004, additional employees were identified for termination, and severance costs of $0.4 million and $0.6 million, respectively, were recorded in special charges. Severance payments are made over a period of up to two years with approximately $0.1 million and $0.6 million paid during the three and nine months ended September 30, 2004, respectively, and $3 million paid during the year ended December 31, 2003. As of September 30, 2004 and December 31, 2003, a liability of approximately $0.3 million and $0.3 million, respectively, is recorded on the accompanying condensed consolidated balance sheets related to the reorganization activities discussed above. For the nine months ended September 30, 2004, special charges also includes approximately $13 million, which represents the allocation to the Company of expenses for the aggregate value of the Charter Class A common stock and warrants to purchase Charter Class A common stock contemplated to be issued as part of a settlement of consolidated federal and state class actions and federal derivative action lawsuits and approximately $0.9 million of litigation costs related to the tentative settlement of a national class action suit, all of which are subject to final documentation and court approval (see note 10). For the three and nine months ended September 30, 2004, the severance costs were offset by $0.4 million received from a third party in settlement of a dispute.

For the three and nine months ended September 30, 2003, the Company recorded severance costs of $0.2 million and $1 million, respectively, in special charges. For the nine months ended September 30, 2003, the severance costs were offset by a $0.3 million settlement from the Internet service provider Excite@Home related to the conversion

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

of approximately 145,000 high-speed data customers to our Charter High Speed service in 2001. In addition, for the nine months ended September 30, 2003, the Company reversed $0.3 million of the severance accrual that was determined to be excessive.

9. Income Taxes

The Company is a single member limited liability company not subject to income tax. The Company holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax. However, certain of the Company’s indirect subsidiaries are corporations and are subject to income tax.

As of September 30, 2004 and December 31, 2003, the Company had net deferred income tax liabilities of approximately $11 million and $20 million, respectively. These relate to certain of the Company’s indirect subsidiaries, which file separate income tax returns.

During the three and nine months ended September 30, 2004, the Company recorded $7.4 million and $5.6 million of income tax benefit, respectively. The Company recorded a portion of the income tax benefit associated with the adoption of Topic D-108 as a $1.8 million reduction of the cumulative effect of accounting change on the accompanying statement of operations for the three and nine months ended September 30, 2004. The income tax benefits were realized as a result of decreases in the deferred tax liabilities of certain of the Company’s indirect corporate subsidiaries. During the three and nine months ended September 30, 2003, the Company recorded $0.5 million and $1.3 million of income tax expense, respectively. The income tax expense recognized relates to increases in the deferred tax liabilities and current federal and state income tax expenses of certain of the Company’s indirect corporate subsidiaries.

Charter Holdco is currently under examination by the Internal Revenue Service for the tax years ending December 31, 1999 and 2000. Management does not expect the results of this examination to have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

10. Contingencies

As previously reported in the Company’s 2003 Annual Report on Form 10-K and 2004 Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, fourteen putative federal class action lawsuits (the ''Federal Class Actions’’) were filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report.

On September 12, 2002, a shareholders derivative suit (the ''State Derivative Action’’) was filed in the Circuit Court of the City of St. Louis, State of Missouri (the “Missouri State Court”) against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. An action substantively identical to the State Derivative Action was filed in March 2004. The State Derivative Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report.

Separately, on February 12, 2003, a shareholders derivative suit (the ''Federal Derivative Action’’) was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff in that suit alleged that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. The Federal Derivative Action was identified in public filings made by Charter prior to the date of this quarterly report.

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

On August 5, 2004, Charter entered into Memoranda of Understanding setting forth agreements in principle regarding settlement of the Federal Class Actions, the State Derivative Action(s) and the Federal Derivative Action (the “Actions”). In exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter will pay to the plaintiffs a combination of cash and equity collectively valued at $144 million, which will include the fees and expenses of plaintiffs’ counsel. Of this amount, $64 million will be paid in cash (by Charter’s insurance carriers) and the balance will be paid in shares of Charter Class A common stock having an aggregate value of $40 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40 million. The warrants would have an exercise price equal to 150% of the fair market value (as defined) of Charter Class A common stock as of the date of the entry of the order of final judgment approving the settlement. In addition, Charter expects to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5 million. As a result, in the second quarter of 2004, the Company recorded a $13 million special charge on its consolidated statement of operations for the nine months ended September 30, 2004 related to its portion of the expense allocation for the aggregate value of the Charter Class A common stock and warrants to be issued (see Note 8). The expense was allocated amongst Charter’s indirect operating subsidiaries pro rata based on analog video customers. Additionally, as part of the settlements, Charter will also commit to a variety of corporate governance changes, internal practices and public disclosures, some of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation described below. The settlement of each of the lawsuits is conditioned upon, among other things, the parties’ approval and execution of definitive settlement agreements with respect to the matters described above, judicial approval of the settlements by the Court following notice to the class, and dismissal of the consolidated derivative actions now pending in Missouri State Court, which are related to the Federal Derivative Action.

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

Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, the now settled SEC investigation and the above described lawsuits, some of Charter’s current and former directors and current and former officers have been advanced certain costs and expenses incurred in connection with their defense.

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas ( the ''South Carolina Class Action’’), purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were ''cable ready.’’ A substantively identical case

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

was filed in the Superior Court of Athens – Clarke County, Georgia by Emma S. Tobar on March 26, 2002 (the “Georgia Class Action”), alleging a nationwide class for these claims. The South Carolina Class Action and the Georgia Class Action were identified in public filings made by Charter prior to the date of this quarterly report.

In April 2004, the parties to both the Georgia and South Carolina Class Actions participated in a mediation. The mediator made a proposal to the parties to settle the lawsuits. In May 2004, the parties accepted the mediator’s proposal and reached a tentative settlement, subject to final documentation and court approval. As a result of the tentative settlement, the Company recorded a special charge of $0.9 million in its consolidated statement of operations in the first quarter of 2004 (see Note 8). On July 8, 2004, the Superior Court of Athens – Clarke County, Georgia granted a motion to amend the Tobar complaint to add Nicholls, Barber and April Jones as plaintiffs in the Georgia Class Action and to add any potential class members in South Carolina. The court also granted preliminary approval of the proposed settlement on that date. A hearing to consider final approval of the settlement is scheduled to occur on November 10, 2004. On August 2, 2004, the parties submitted a joint request to the South Carolina Court of Common Pleas to stay the South Carolina Class Action pending final approval of the settlement and on August 17, 2004, that court granted the parties’ request.

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

11. Minority Interest — Related Party

As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, LLC (“CC VIII”), CC V Holdings, LLC’s indirect limited liability company subsidiary, issued, after adjustments, 24,273,943 Class A preferred membership units (collectively, the ''CC VIII interest’’) with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the ''Comcast sellers’’). While held by the Comcast sellers, the CC VIII interest was entitled to a 2% priority return on its initial capital account and such priority return was entitled to preferential distributions from available cash and upon liquidation of CC VIII. While held by the Comcast sellers, the CC VIII interest generally did not share in the profits and losses of CC VIII. Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the ''Comcast put right’’). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen has become the holder of the CC VIII interest, indirectly through an affiliate. Consequently, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter will be allocated his pro rata share (based on number of membership interests outstanding) of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen would be entitled to a priority distribution with respect to the 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC and Mr. Allen in proportion to CC V Holdings, LLC’s capital account and Mr. Allen’s capital account (which will equal the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen’s pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003). The limited liability company agreement of CC VIII does not provide for a mandatory redemption of the CC VIII, interest. The CC VIII interest is recorded as minority interest in the consolidated balance sheets.

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

Thereafter, the board of directors of Charter formed a Special Committee (currently comprised of Messrs. Merritt, Tory and Wangberg) to investigate the matter and take any other appropriate action on behalf of Charter with respect to this matter. After conducting an investigation of the relevant facts and circumstances, the Special Committee determined that a ’’scrivener’s error’’ had occurred in February 2000 in connection with the preparation of the last-minute revisions to the Bresnan transaction documents and that, as a result, Charter should seek the reformation of the Charter Holdco limited liability company agreement, or alternative relief, in order to restore and ensure the obligation that the CC VIII interest be automatically exchanged for Charter Holdco units. The Special Committee further determined that, as part of such contract reformation or alternative relief, Mr. Allen should be required to contribute the CC VIII interest to Charter Holdco in exchange for 24,273,943 Charter Holdco membership units. The Special Committee also recommended to the board of directors of Charter that, to the extent the contract reformation is achieved, the board of directors should consider whether the CC VIII interest should ultimately be held by Charter Holdco or Charter Holdings or another entity owned directly or indirectly by them.

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

“We”, “us” and “our” refer to CC V Holdings and subsidiaries. Our “indirect parent companies” refers collectively to CCO NR Holdings, Charter Communications Operating, LLC (“Charter Operating”), CCO Holdings, LLC (“CCO Holdings”), CCH II, LLC (“CCH II”), CCH I, LLC (“CCH I”), Charter Holdings, Charter Communications Holding Company, LLC (“Charter Holdco”) and Charter Communications, Inc. (“Charter”).

INTRODUCTION

During 2003, we and our indirect parents, Charter and Charter Holdco, undertook a number of transition activities including reorganizing our workforce, adjusting our cable video pricing and packages, completing customer call center consolidations and implementing billing conversions. Due to the focus on such activities and certain financial constraints, we reduced spending on marketing our products and services. We believe the reduced marketing activities and other necessary operational changes negatively impacted customer growth and acquisition, primarily during the first half of 2003.

For the nine months ended September 30, 2004, our loss from operations, which includes depreciation and amortization expense and impairment of franchises but excludes interest expense, was $119 million. For the nine months ended September 30, 2003, our income from operations was $87 million. We had a negative operating margin of 23% for the nine months ended September 30, 2004. For the nine months ended September 30, 2003, we had an operating margin of 18%. The decrease in income from operations and operating margins from 2003 to 2004 was principally due to the impairment of franchises of $180 million recorded in the third quarter of 2004. Operating margins for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 were also negatively impacted by increases in programming and service costs.

We are required to pay interest in cash on our public notes each June and December. In addition, our outstanding public notes will mature in 2008 and we have committed to repurchase them if certain conditions are met. See “—Liquidity and Capital Resources.” We expect that we will rely on loans and capital contributions from our indirect parent companies to repay our public notes at maturity or to redeem them. However, there can be no assurance that our indirect parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2004		2003
Revenues	$527,398	100%	$495,717	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	209,893	40%	188,632	38%
Selling, general and administrative	98,582	19%	92,732	19%
Depreciation and amortization	138,504	26%	126,126	25%
Impairment of franchises	180,250	34%	—	—
Loss on sale of assets, net	552	—	698	—
Option compensation expense, net	4,379	1%	50	—
Special charges, net	13,971	3%	370	—

	646,131	123%	408,608	82%

Income (loss) from operations	(118,733)	(23)%	87,109	18%

Interest expense, net	(58,668)		(68,394)
Gain on derivative instruments and hedging activities, net	11,223		2,312
Loss on extinguishment of debt	(5,575)		—
Other, net	(4)		—

	(53,024)		(66,082)

Income (loss) before minority interest, income taxes and cumulative effect of accounting change	(171,757)		21,027
Minority interest	24,958		(10,128)

Income (loss) before income taxes and cumulative effect of accounting change	(146,799)		10,899
Income tax benefit (expense)	3,794		(1,344)

Income (loss) before cumulative effect of accounting change	(143,005)		9,555
Cumulative effect of accounting change, net of tax	(74,528)		—

Net income (loss)	$(217,533)		$9,555

Revenues. Revenues increased by $32 million, or 6%, to $527 million for the nine months ended September 30, 2004 from $496 million for the nine months ended September 30, 2003. This increase is principally the result of an increase in the number of digital video and high-speed data customers, as well as price increases for video and high-speed data services, and is offset partially by a decrease in analog video customers. Our goal is to increase revenues by stabilizing our analog video customer base, implementing price increases on certain services and packages and increasing revenues from incremental high-speed data services, digital video and advanced products and services, such as telephony using voice-over-Internet protocol, video on demand (“VOD”), high definition television and digital video recorder service provided to our customers.

Revenues by service offering were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2004		2003		2004 over 2003
		% of		% of
	Revenues	Revenues	Revenues	Revenues	Change	% Change
Video	$347,212	66%	$344,630	70%	$2,582	1%
High-speed data	89,180	17%	66,975	13%	22,205	33%
Advertising sales	27,148	5%	23,524	5%	3,624	15%
Commercial	34,911	7%	29,516	6%	5,395	18%
Other	28,947	5%	31,072	6%	(2,125)	(7)%

	$527,398	100%	$495,717	100%	$31,681	6%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues increased by approximately $3 million, or 1%, to $347 million for the nine months ended September 30, 2004 as compared to $345 million for the nine months ended September 30, 2003. The increase was primarily the result of price increases and an increase in digital video customers, partially offset by a decline in analog video customers.

Revenues from high-speed data services provided to our non-commercial customers increased $22 million, or 33%, from $67 million for the nine months ended September 30, 2003 to $89 million for the nine months ended September 30, 2004. The increase was primarily the result of an increase in high-speed data customers and an increase in the average price of the service.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $4 million, or 15%, from $24 million for the nine months ended September 30, 2003 to $27 million for the nine months ended September 30, 2004, primarily as a result of an increase in national advertising campaigns and election related advertising, offset partially by a decrease in advertising revenue from vendors. For the nine months ended September 30, 2004 and 2003, we received $0.1 million and $0.8 million, respectively, in advertising revenue from vendors.

Commercial revenues consist primarily of revenues from cable video and high-speed data services to our commercial customers. Commercial revenues increased approximately $5 million, or 18%, from $30 million for the nine months ended September 30, 2003 to $35 million for the nine months ended September 30, 2004, primarily as a result of an increase in commercial high-speed data revenues.

Other revenues consist of revenues from franchise fees, telephony revenue, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues decreased $2 million, or 7%, from $31 million for the nine months ended September 30, 2003 to $29 million for the nine months ended September 30, 2004. The decrease was primarily the result of a decrease in installation revenue.

Operating Expenses. Operating expenses increased $21 million, or 11%, to $210 million for the nine months ended September 30, 2004 from $189 million for the nine months ended September 30, 2003. Programming costs included in the accompanying condensed consolidated statements of operations were $138 million and $125 million, representing 21% and 31% of total costs and expenses for the nine months ended September 30, 2004 and 2003, respectively. Key expense components as a percentage of revenues were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2004		2003		2004 over 2003
		% of		% of
	Expenses	Revenues	Expenses	Revenues	Change	% Change
Programming	$138,013	26%	$124,984	25%	$13,029	10%
Advertising sales	10,603	2%	8,940	2%	1,663	19%
Service	61,277	12%	54,708	11%	6,569	12%

	$209,893	40%	$188,632	38%	$21,261	11%

Programming costs consist primarily of costs paid to programmers for analog, premium and digital channels and pay-per-view programming. The increase in programming costs of $13 million, or 10%, for the nine months ended September 30, 2004 over the nine months ended September 30, 2003, was a result of price increases, particularly in sports programming, an increased number of channels carried on our systems and an increase in digital video customers, partially offset by decreases in analog video customers. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $6 million for each of the nine months ended September 30, 2004 and 2003, respectively. Programming costs for the nine months ended September 30, 2003 also include a $1 million reduction related to changes in estimates of programmer-related disputes, which represented 1% of the nine months’ programming costs.

Our cable programming costs have increased in every year we have operated in excess of customary inflationary and cost-of-living type increases, and we expect them to continue to increase because of a variety of factors, including additional programming being provided to customers as a result of system rebuilds that increase channel capacity, increased costs to produce or purchase programming, increased costs for previously discounted programming and inflationary or negotiated annual increases. Our increasing programming costs will result in declining operating margins for our video services to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased high-speed data revenues, advertising revenues and commercial service revenues.

Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses increased $2 million, or 19%, primarily due to increased salary, benefit and commission costs. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $7 million, or 12%, resulted primarily from additional activity associated with ongoing infrastructure maintenance.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6 million, or 6%, from $93 million for the nine months ended September 30, 2003 to $99 million for the nine months ended September 30, 2004. Key components of expense as a percentage of revenues were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2004		2003		2004 over 2003
		% of		% of
	Expenses	Revenues	Expenses	Revenues	Change	% Change
General and administrative	$84,346	16%	$80,962	16%	$3,384	4%
Marketing	14,236	3%	11,770	3%	2,466	21%

	$98,582	19%	$92,732	19%	$5,850	6%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses of $3 million, or 4%, resulted primarily from increases in insurance costs, legal costs and third party call center costs.

Marketing expenses increased by $2 million, or 21%, as a result of an increased investment in marketing and branding campaigns.

Depreciation and Amortization. Depreciation and amortization expense increased by $12 million from $126 million for the nine months ended September 30, 2003 to $139 million for the nine months ended September 30, 2004. The increase in depreciation related to an increase in capital expenditures.

Impairment of Franchises. We performed an impairment assessment during the third quarter 2004 using an independent third-party appraiser. The use of lower projected growth rates and the resulting revised estimates of future cash flows in our valuation, primarily as a result of increased competition, led to the recognition of a $180 million impairment charge for the nine months ended September 30, 2004.

Loss on Sale of Assets, Net. Loss on sale of assets of $0.6 million and $0.7 million for the nine months ended September 30, 2004 and 2003, respectively, represents the loss realized on the disposition of fixed assets.

Option Compensation Expense, Net. Option compensation expense of $4 million and $50 thousand for the nine months ended September 30, 2004 and 2003, respectively, primarily represents the expense related to options granted following the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

Special Charges, Net. Special charges of $14 million for the nine months ended September 30, 2004 represents approximately $13 million of aggregate value of the Charter Class A common stock and warrants to purchase Charter Class A common stock contemplated to be issued as part of a settlement of the consolidated federal class actions and federal derivative action lawsuits, approximately $0.9 million of litigation costs related to the tentative settlement of a South Carolina national class action suit, all of which settlements are subject to final documentation and court approval and approximately $0.6 million of severance and related costs of our workforce reduction. Special charges for the nine months ended September 30, 2004 were offset by $0.4 million received from a third party in settlement of a dispute. Special charges of $0.4 million for the nine months ended September 30, 2003 primarily represents approximately $1 million of severance and related costs of our workforce reduction partially offset by a $0.3 million reversal of the severance accrual and a $0.3 million credit from a settlement from the Internet service provider Excite@Home related to the conversion of about 145,000 high-speed data customers to our Charter Pipeline service in 2001. We expect to continue to record additional special charges in 2004 related to the continued reorganization of our operations.

Interest Expense, Net. Net interest expense decreased by approximately $10 million, or 14%, to $59 million for the nine months ended September 30, 2004 from $68 million for the nine months ended September 30, 2003. The decrease was primarily the result of a decrease in our weighted average debt outstanding to $1.2 billion during the nine months ended September 30, 2004 from $1.3 billion during the nine months ended September 30, 2003 offset by an increase in our average borrowing rate from 6.3% during the nine months ended September 30, 2003 to 6.8% during the nine months ended September 30, 2004.

Gain on Derivative Instruments and Hedging Activities, Net. Net gain on derivative instruments and hedging activities increased $9 million from $2 million for the nine months ended September 30, 2003 to $11 million for the nine months ended September 30, 2004. The increase is primarily the result of an increase in gains on interest rate agreements that do not qualify for hedge accounting under SFAS No. 133, which increased from $2 million for the nine months ended September 30, 2003 to $11 million for the nine months ended September 30, 2004.

Loss on Extinguishment of Debt. Loss on extinguishment of debt of $6 million for the nine months ended September 30, 2004 represents the write-off of deferred financing fees and third party costs related to the refinancing of our credit facilities in April 2004.

Other, net. Net other expense of $4 thousand for the nine months ended September 30, 2004 primarily represents various miscellaneous expenses.

Minority Interest. Minority interest represents the 2% accretion of the preferred membership interests in CC VIII, LLC, and since June 6, 2003, the pro rata share of the profits and losses of CC VIII allocated to Mr. Allen.

Income Tax Benefit (Expense). Income tax benefit of $4 million and income tax expense of $1 million was recognized for the nine months ended September 30, 2004 and 2003, respectively.

The income tax benefit recognized in the nine months ended September 30, 2004 was directly related to the impairment of franchises as discussed above. The income tax expense recognized in the nine months ended September 30, 2003 represents increases in the deferred tax liabilities and current federal and state income tax expenses of certain of CC V Holdings’ indirect corporate subsidiaries.

Cumulative Effect of Accounting Change, Net of Tax. Cumulative effect of accounting change of $75 million (net of minority interest effects of $19 million and tax effects of $2 million) in 2004 represents the impairment charge recorded as a result of our adoption of Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, which requires the direct method of separately valuing all intangible assets.

Net Income (Loss). Net income decreased by $227 million from income of $10 million for the nine months ended September 30, 2003 to a loss of $218 million for the nine months ended September 30, 2004 as a result of the combination of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have historically funded our operating activities and capital requirements through cash flows from operating activities, borrowings under our credit facilities, equity contributions from our indirect parent companies, borrowings from related parties and cash on hand. The mix of funding sources changes from period to period, but for the nine months ended September 30, 2004, approximately 96% of our funding requirements were met from cash flows from operating activities and 4% were from cash on hand. We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our ability to generate cash flows from operating activities and our indirect parent companies’ abilities to make additional contributions to us.

In April 2004, our indirect parent, Charter Operating sold notes and amended and restated its credit facilities, and used the proceeds of those transactions, among other things, to refinance the credit facilities of its subsidiaries, including our credit facilities, all in one concurrent transaction. The transaction resulted, among other things, in Charter Operating being substituted as the lender in place of the banks under the CC VIII Operating credit facilities.

As of September 30, 2004 and December 31, 2003, long-term debt totaled approximately $1.2 billion. At September 30, 2004 and December 31, 2003, this debt was comprised of approximately $1.0 billion of debt under the CC VIII Operating credit facilities and $113 million of high yield debt. As of September 30, 2004, the weighted average interest rate on the CC VIII Operating credit facilities was 6.8% and the weighted average interest rate on our high yield debt was approximately 11.9%, resulting in a blended weighted average interest rate of 7.3%. As of December 31, 2003, the weighted average interest rate on the CC VIII Operating credit facilities was approximately 5.6%, and the weighted average interest rate on our high yield debt was approximately 11.9%, resulting in a blended weighted average interest rate of 6.2%. As of September 30, 2004, approximately 71% of our debt effectively bore fixed interest rates, including the effects of our interest rate hedge agreements, as compared to approximately 70% at December 31, 2003.

We expect to remain in compliance with the covenants under our indenture. We expect that our cash on hand and cash flows from operating activities will be sufficient to satisfy our liquidity needs through the end of 2004. However, as the principal amounts owing under our debt obligations become due, sustaining our liquidity will become more difficult. Cash interest accrues on the CC V Holdings notes at the annual rate of 11.875% and is payable each June and December until the CC V Holdings notes mature in December 2008. A default under the indenture governing the CC V Holdings notes could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our affiliates’ other debt obligations. Cash flows from operating activities and other sources of funds may not be sufficient, on their own, to permit us to satisfy these obligations. Traditionally, we have relied on our parents’ ability to access the public debt and equity markets, as well as borrowings under our parents’ credit facilities, as a source of capital. There can be no assurance that our indirect parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due. In addition, a default under the covenants governing our indenture could result in the acceleration of our payment obligations under our debt and, under certain circumstances, in cross-defaults under our affiliates’ debt obligations, which could adversely affect our indirect parent companies’ ability to provide us with funding.

Increased funding requirements from customer demand for digital video, high-speed data or telephony services, or the need to offer other advanced services in certain of our markets in order to compete effectively could make us further reliant on our indirect parent companies’ ability to make loans and capital contributions to us. If we are unable to receive adequate financing to fund operations, our financial condition and results of operations could suffer materially.

No assurances can be given that we will not experience liquidity problems because of adverse market conditions, increased competition or other unfavorable events, or if we do not obtain sufficient additional financing on a timely basis as our debt becomes due. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available through our indirect parent companies’ existing credit facilities or in traditional debt financings, we would consider:

•	further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

•	selling assets; or

•	seeking funding from our indirect parent companies, including from the issuance of debt or equity by our indirect parent companies, including Charter, Charter Holdings, CCH II, CCO Holdings or Charter Operating, the proceeds of which could be loaned or contributed to us.

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

Although Paul G. Allen, Charter’s principal shareholder, and his affiliates have purchased equity from Charter and Charter Holdco in the past, there is no obligation for Mr. Allen or his affiliates to purchase equity from or contribute or lend funds to us or our indirect parent companies or subsidiaries in the future.

Changes to CC VIII Operating Credit Facilities

In April 2004, Charter Operating sold senior second lien notes and amended and restated its credit facilities and used the additional borrowings under the credit facilities, together with proceeds from the sale of the notes, to refinance the credit facilities of its subsidiaries, including the CC VIII Operating credit facilities. The effect of the transaction was, among other things, to substitute Charter Operating as the lender in place of the banks under the CC VIII Operating credit facilities. In connection with the transaction, all principal payments prior to maturity were eliminated from the CC VIII Operating credit facilities, and all amounts then outstanding (approximately $1.0 billion principal amount) will become payable at maturity (extended from June 2007 and February 2008 to October 2011). Outstanding borrowings under the CC VIII Operating credit facilities bear interest, at CC VIII Operating’s election, at a base rate or the Eurodollar rate, as defined, plus a margin of 3.0% for Eurodollar loans and 2.0% for base rate loans. CC VIII Operating’s obligations under the credit facilities continue to be guaranteed by its immediate parent company, CC VIII Holdings, LLC, and by the subsidiaries of CC VIII Operating other than immaterial subsidiaries, and to be secured by pledges of equity interests and intercompany notes held by CC VIII Operating and the guarantors under the CC VIII Operating credit facilities.

The CC VIII Operating credit facilities contain typical representations and warranties, affirmative covenants, reporting requirements, and negative covenants, but do not contain financial covenants that measure performance against standards set for leverage, debt service coverage, or operating cash flow coverage of cash interest expense. In addition, an event of default under the Charter Operating credit facilities would constitute a default under the CC VIII Operating credit facilities.

Requirement that CC V Holdings Notes be Redeemed Under Certain Circumstances

In connection with the amendment and restatement of the Charter Operating credit facilities, a requirement was imposed that the CC V Holdings, LLC senior discount notes be redeemed within 45 days after Charter Holdings’ leverage ratio (determined under the indentures governing the senior notes and senior discount notes issued by Charter Holdings) is determined to be below 8.75 to 1.0, provided the ratio then remains below that level. As of September 30, 2004, Charter Holdings’ leverage ratio was above 8.75 to 1.0.

Historical Operating, Financing and Investing Activities

We held $10 million in cash and cash equivalents as of September 30, 2004 compared to $14 million as of December 31, 2003.

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2004 and 2003 was $105 million and $88 million, respectively. Net cash flows from operating activities provided approximately $16 million more cash during the nine months ended September 30, 2004 than the corresponding period in 2003, primarily as a result of changes in operating assets and liabilities that used $18 million less cash during the nine months ended September 30, 2004 compared to the corresponding period in 2003.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2004 and 2003 was $65 million and $57 million, respectively. Investing activities used $8 million more cash during the nine months ended September 30, 2004 compared to the corresponding period in 2003, primarily as a result of an increase in purchases of property, plant and equipment of approximately $19 million partially offset by a decrease of approximately $11 million in our change in accrued expenses related to capital expenditures.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2004 and 2003 was $44 million and $73 million, respectively. Financing activities used less cash during the nine months ended September 30, 2004 compared to the corresponding period in 2003, primarily as a result of a decrease in net repayments of long-term debt of $60 million partially offset by an increase in distributions to managers of $31 million.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $68 million and $48 million for the nine months ended September 30, 2004 and 2003, respectively. The majority of the capital expenditures for the nine months ended September 30, 2004 and 2003 related to customer premise equipment costs.

Upgrading our cable systems has enabled us to offer digital television, high-speed data services, VOD, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures are funded primarily from cash flows from operating activities. In addition, during the nine months ended September 30, 2004 and 2003, our liabilities related to capital expenditures increased $2 million and decreased $9 million, respectively.

During 2004, we expect to spend a total of $85 million to $95 million on capital expenditures. We expect that the nature of these expenditures will continue to shift from upgrade/rebuild costs to customer premise equipment and scalable infrastructure costs. We expect to fund capital expenditures for 2004 primarily from cash flows from operating activities.

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this quarterly report and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2003 Annual Report on Form 10-K, that could materially impact our business, results of operations and financial condition.

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

Our ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the indenture governing our publicly held notes, which could result in acceleration of such notes and in certain cases, could result in cross-defaults under our affiliates’ debt obligations. Any default under our indenture might adversely affect our growth, our financial condition and our results of operations and the ability to make payments on our publicly held notes. For more information, see the section above entitled “— Liquidity and Capital Resources.”

Liquidity. Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. Our ongoing operations will depend on our ability to generate cash and to secure financing in the future. We have historically funded liquidity and capital requirements through cash flows from operating activities, borrowings under the credit facilities of our subsidiary, equity contributions from our indirect parent companies, borrowings from related parties and cash on hand.

As the principal amounts of our public notes become due in 2008, it is unclear whether we will have access to sufficient capital to satisfy these principal repayment obligations. Cash flows from operating activities and other existing sources of funds may not be sufficient, on their own, to permit us to satisfy these obligations. In addition, in connection with the amendment and restatement of the Charter Operating credit facilities, a requirement was imposed that the CC V Holdings, LLC senior discount notes be redeemed within 45 days after Charter Holdings’ leverage ratio (determined under the indentures governing the senior notes and senior discount notes issued by Charter Holdings) is determined to be below 8.75 to 1.0, provided the ratio would remain below that level after giving effect to the redemption. As of September 30, 2004, Charter Holdings’ leverage ratio was above 8.75 to 1.0.

If our business does not generate sufficient cash flow from operating activities, and sufficient future contributions are not available to us from other sources of financing, we may not be able to repay or redeem our debt, grow our business, respond to competitive challenges, or fund our other liquidity and capital needs.

If we need to seek alternative sources of financing, there can be no assurance that we will be able to obtain the requisite financing or that such financing, if available, would not have terms that are materially disadvantageous to our existing debt holders. Although Mr. Allen and his affiliates have purchased equity from Charter and Charter Holdco in the past, there is no obligation for Mr. Allen or his affiliates to purchase equity or contribute or lend funds to us or to our indirect parent companies or subsidiaries in the future.

If we or our indirect parent companies are unable to raise needed capital, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

For more information, see the section above entitled “— Liquidity and Capital Resources.”

Parent-Level Liquidity Concerns. Our indirect parent companies have a significant amount of debt, of which approximately $618 million will mature in 2005. Currently, our indirect parent companies do not expect that cash flows from operating activities and amounts available under their credit facilities will be sufficient to fund their operations and permit them to satisfy their principal repayment obligations that come due in 2005 and thereafter. In the event that our indirect parent companies are not able to demonstrate that they have adequate access to liquidity in an amount sufficient to fund their business and to make principal repayment obligations that come due in 2005 and thereafter, our indirect parent companies’ and our ability to receive an unqualified opinion from an independent registered public accounting firm may be adversely affected. The failure of Charter Operating to receive an unqualified opinion would constitute a default under its credit facilities. In addition, an event of default under the Charter Operating credit facilities would constitute a default under the CC VIII Operating credit facilities. Any financial or liquidity problems of our indirect parent companies, including the inability of any of our indirect parent companies to comply with the covenants under their indentures or credit facilities, could cause serious disruption to our business and have a material adverse effect on our business and results of operations. Any such event could adversely impact our credit rating, and our relations with customers and suppliers, which could in turn further impair our ability to obtain financing and operate our business. Further, to the extent that any such event results in a change of control of Charter (whether through a bankruptcy, receivership or other reorganization of Charter and/or Charter Holdco, or otherwise), it could require a change of control repurchase offer under our outstanding notes.

Securities Litigation and Government Investigations. A number of putative federal class action lawsuits have been filed against Charter and certain of its former and present officers and directors alleging violations of securities laws, which have been consolidated for pretrial purposes. In addition, a number of other lawsuits have been filed against Charter in other jurisdictions. A shareholders derivative suit was filed in the U.S. District Court for the Eastern District of Missouri against Charter and certain of its directors and officers. Also, three shareholders derivative suits were filed in Missouri state court against Charter, its then current directors and its former independent auditor, which actions have been consolidated. The federal shareholders derivative suit and the consolidated derivative suit each allege that the defendants breached their fiduciary duties. In addition, Charter has recently entered into Memoranda of Understanding setting forth proposed terms of settlement for the above described class actions and derivative suits. Settlement of those actions under the terms of the memoranda is subject to a number of conditions, and there can therefore be no assurance that the actions will be settled on those terms or at all. For more information, see the section below entitled “— Contingencies.”

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

Moreover, due to the inherent uncertainties of litigation and investigations, and due to the remaining conditions to the finalization of our anticipated settlements, Charter cannot predict with certainty the ultimate outcome of these proceedings. An unfavorable outcome in the lawsuits or the government investigation described above could result in substantial potential liabilities and have a material adverse effect on our consolidated financial condition and results of operations or our liquidity. Further, these proceedings, and Charter’s actions in response to these proceedings, could result in substantial additional defense costs and the diversion of management’s attention, and could adversely affect our ability to execute our business and financial strategies.

Competition. The industry in which we operate is highly competitive, and has been more so in recent years. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

Our principal competitor for video services throughout our territory is direct broadcast satellite television services, also known as DBS. Competition from DBS, including intensive marketing efforts, aggressive pricing, and the ability of DBS to provide certain services that we are in the process of developing, has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years and continues to do so. The cable industry, including Charter, has lost a significant number of subscribers to DBS competition, and we face serious challenges in this area on a going forward basis.

Local telephone companies and electric utilities can offer video and other services in competition with Charter, and they increasingly may do so in the future. Certain telephone companies have begun more extensive deployment of fiber in their networks that will enable them to begin providing video services, as well as telephony and Internet access services, to residential and business customers. The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of “dial-up” and digital subscriber line technology, also known as DSL. Further loss of customers to DBS or other alternative video and data services and marketing efforts to retain customers and combat that loss could have a material negative impact on the value of our business and its performance.

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

Variable Interest Rates. At September 30, 2004, excluding the effects of hedging, approximately 90% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of September 30, 2004, the weighted average interest rate on the CC VIII Operating credit facilities was 6.8% and the weighted average interest rate on the high-yield debt was approximately 11.9%, resulting in a blended weighted average interest rate of 7.3%. As of December 31, 2003, the weighted average interest rate on the bank debt was approximately 5.6%, and the weighted average interest rate on the high-yield debt was approximately 11.9%, resulting in a blended weighted average interest rate of 6.2%. As of September 30, 2004, approximately 71% of our debt was effectively fixed, including the effects of our interest rate hedge agreements, as compared to approximately 70% at December 31, 2003.

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

Increasing Programming Costs. Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. This escalation may continue, and we may not be able to pass programming cost increases on to our customers. The inability to fully pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of September 30, 2004, approximately 33% of Charter’s current programming contracts have expired or are scheduled to expire by the end of 2004, and approximately another 12% are scheduled to expire by the end of 2005.

Public Notes Price Volatility. The market price of our and our indirect parent companies’ publicly traded notes has been and is likely to continue to be highly volatile. We expect that the price of these securities may fluctuate in response to various factors, including the factors described throughout this section and various other factors which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any further downgrade of our indirect parent companies’ or our debt ratings; announcement of the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules; and new regulatory legislation adopted in the United States.

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

Economic Slowdown; Global Conflict. It is difficult to assess the impact that the general economic slowdown and global conflict will have on future operations. However, the economic slowdown has resulted and could continue to result in reduced spending by customers and advertisers, which could reduce our revenues, and also could affect our ability to collect accounts receivable and maintain customers. Reductions in operating revenues would likely negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions.

Regulation and Legislation. Cable system operations are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Additional legislation and regulation is always possible. For example, there has been considerable legislative interest recently in requiring cable operators to offer historically bundled programming services on an à la carte basis.

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if the FCC were to require cable systems to carry both the analog and digital versions of local broadcast signals or multiple channels added by digital broadcasters. The FCC is currently conducting a proceeding in which it is considering these channel usage possibilities. In addition, the carriage of new high definition broadcast and satellite programming services over the next few years may consume significant amounts of system capacity without contributing to proportionate increases in system revenue.

There is also uncertainty whether local franchising authorities, state regulators, the FCC, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These open access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. The United States Court of Appeals for the Ninth Circuit recently vacated in part an FCC ruling defining cable modem service as an “information service” and remanded for further proceedings. The Ninth Circuit held that cable modem service is not “cable service” but is part “telecommunications service” and part “information service.” The decision has been appealed to the United States Supreme Court. However, if it is not reversed, the decision may lead to our having to contribute to the federal government’s universal service fund, to comply with open access requirements, and to subject our high speed-data operations generally to other common carrier regulations. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

CONTINGENCIES

Securities Class Actions and Derivative Suits Against Charter. Fourteen putative federal class action lawsuits (the “Federal Class Actions”) were filed against Charter, our manager and indirect parent, and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages were sought by the plaintiffs. In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the ''Panel’’) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single action (the ''Consolidated Federal Class Action’’) for pretrial purposes. On June 19, 2003, following a status and scheduling conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. Motions to dismiss the Consolidated Amended Complaint were filed. On February 10, 2004, in response to a joint motion made by StoneRidge and Defendants Charter, Vogel and Allen, the Court entered an order providing, among other things, that: (1) the parties who filed such motion, engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Actions were stayed until May 10, 2004. On May 11, 2004, the Court extended the stay in the Consolidated Federal Class Action for an additional sixty (60) days. On July 12, 2004, the parties submitted a joint motion to again extend the stay, this time until September 10, 2004. The Court granted that extension on July 20, 2004. On August 5, 2004, Stoneridge, Charter and the individual defendants who were the subject of the suit entered into a Memorandum of Understanding (described more fully below) setting forth agreements in principle to settle the Consolidated Federal Class Action.

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

On March 12, 2004, an action substantively identical to the State Derivative Action was filed in the Missouri State Court, against Charter and certain of its current and former directors, as well as its former auditors. The plaintiffs in that case alleged that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, were sought by plaintiffs. On July 14, 2004, the Court consolidated this case with the State Derivative Action.

Separately, on February 12, 2003, a shareholders derivative suit (the ''Federal Derivative Action’’), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff in that suit alleged that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, were sought by the plaintiffs.

On August 5, 2004, Charter entered into Memoranda of Understanding setting forth agreements in principle regarding settlement of the Consolidated Federal Class Action, the State Derivative Action(s) and the Federal Derivative Action (the “Actions”). In exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter will pay to the plaintiffs a combination of cash and equity collectively valued at $144 million, which will include the fees and expenses of plaintiffs’ counsel. Of this amount, $64 million will be paid in cash (by Charter’s insurance carriers) and the balance will be paid in shares of Charter Class A common stock having an aggregate value of $40 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40 million. The warrants would have an exercise price equal to 150% of the fair market value (as defined) of Charter Class A common stock as of the date of the entry of the order of final judgment approving the settlement. In addition, Charter expects to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5 million. As part of the settlements, Charter will also commit to a variety of corporate governance changes, internal practices and public disclosures, some of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation described below. The settlement of each of the lawsuits is conditioned upon, among other things, the parties’ approval and execution of definitive settlement agreements with respect to the matters described above, judicial approval of the settlements by the Court following notice to the class, and dismissal of the consolidated derivative actions now pending in Missouri State Court, which are related to the Federal Derivative Action.

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

Indemnification. Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, the now settled SEC investigation and the above described lawsuits, some of Charter’s current and former directors and current and former officers have been advanced certain costs and expenses incurred in connection with their defense.

Other Litigation. In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (the ''South Carolina Class Action’’), purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were ''cable ready.’’ A substantively identical case was filed in the Superior Court of Athens – Clarke County, Georgia by Emma S. Tobar on March 26, 2002 (the “Georgia Class Action”), alleging a nationwide class for these claims. Charter Holdco removed the South Carolina Class Action to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter Holdco should have, but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter Holdco’s objection in September 2002. Charter Holdco immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts ruled that until a final judgment was entered against Charter Holdco, they lacked jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter Holdco filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter Holdco’s motion to dismiss for failure to state a claim. It also took under advisement Charter Holdco’s motion to set aside the default judgment. In April 2004, the parties to both the Georgia and South Carolina Class Actions participated in a mediation. The mediator made a proposal to the parties to settle the lawsuits. In May 2004, the parties accepted the mediator’s proposal and reached a tentative settlement, subject to final documentation and court approval. As a result of the tentative settlement, we recorded a special charge of $0.9 million in our consolidated statement of operations in the first quarter of 2004. On July 8, 2004, the Superior Court of Athens – Clarke County, Georgia granted a motion to amend the Tobar complaint to add Nicholls, Barber and April Jones as plaintiffs in the Georgia Class Action and to add any potential class members in South Carolina. The court also granted preliminary approval of the proposed settlement on that date. A hearing to consider final approval of the settlement is scheduled to occur on November 10, 2004. On August 2, 2004, the parties submitted a joint request to the South Carolina Court of Common Pleas to stay the South Carolina Class Action pending final approval of the settlement and on August 17, 2004, that court granted the parties’ request.

Outcome. In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on our consolidated financial condition, results of operations or our liquidity.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our Chief Executive Officer and Interim Co-Chief Financial Officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Interim Co-Chief Financial Officers concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS.

The index to the exhibits begins on page 33 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this quarterly report to be signed on their behalf by the undersigned thereunto duly authorized.

CC V HOLDINGS, LLC
Dated: November 12, 2004	By:	CHARTER COMMUNICATIONS, INC., Registrants’ Manager
By:	/s/ Derek Chang
Name: Derek Chang
Title: Executive Vice President of Finance and Strategy and
Interim Co-Chief Financial Officer
(Co-Principal Financial Officer) of Charter Communications, Inc.
(Manager) and CC V Holdings, LLC
By:	/s/ Paul E. Martin
Name: Paul E. Martin
Title: Interim Co-Chief Financial Officer,
Senior Vice President and Corporate Controller
(Co-Principal Financial Officer and Principal Accounting Officer)
of Charter Communications, Inc. (Manager) and CC V Holdings,
LLC
CC V HOLDINGS FINANCE, INC.
Dated: November 12, 2004	By:	/s/ Derek Chang
Name: Derek Chang
Title: Executive Vice President of Finance and Strategy and
Interim Co-Chief Financial Officer
(Co-Principal Financial Officer) of Charter Communications, Inc.
(Manager) and CC V Holdings Finance, Inc.
By:	/s/ Paul E. Martin
Name: Paul E. Martin
Title: Interim Co-Chief Financial Officer,
Senior Vice President and Corporate Controller
(Co-Principal Financial Officer and Principal Accounting Officer)
of Charter Communications, Inc. (Manager) and CC V Holdings
Finance, Inc.

EXHIBIT INDEX

Exhibit
Number	Description of Document
10.1	Separation Agreement and Release for Margaret A. Bellville dated as of September 16, 2004 (Incorporated by reference to Exhibit 10.1 to Charter Communications, Inc.’s quarterly report on Form 10-Q filed on November 4, 2004).

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certificate of Interim Co-Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.3	Certificate of Interim Co-Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Co-Chief Financial Officer).

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Co-Chief Financial Officer).